Form 10-Q
period 1996-03-31
MOBLEY ENVIRONMENTAL SERVICES INC
filed 1996-05-20
CIK 877356

- -------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                -----------------

                                    FORM 10-Q

              {X} Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the quarter period ended March 31, 1996

                                       OR

              { } Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                    For the transition period from ___ to ___

                         Commission File Number 0-19497


                                -----------------


                       MOBLEY ENVIRONMENTAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                  75-2242963
  (State or other jurisdiction of                   (I.R.S. Employer
  Incorporation or organization)                   Identification No.)

          3800 STONE ROAD
           KILGORE, TEXAS                                 75662
(Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code:  (903) 984-0270

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X     No     .
                                         ----      ----
  The number of shares outstanding of the registrant's common stock, as of May 1, 1996 was 4,085,343 shares of Class A Common Stock, $.01 par value and 4,749,950 shares of Class B Common Stock, $.01 par value.

       THIS ENTIRE FORM 10-Q IS SUBJECT TO FORM 12B-25 FILED MAY 16, 1996.


- -------------------------------------------------------------------------------

                       MOBLEY ENVIRONMENTAL SERVICES, INC.
                                    FORM 10-Q
                                      INDEX


PART I - FINANCIAL INFORMATION                                PAGE

Item 1.   Financial Statements (Unaudited)

          -  Consolidated Balance Sheets - March 31,
             1996 and December 31, 1995                        3

          -  Consolidated Statements of Operations - Three
             Months Ended March 31, 1996 and 1995              4

          -  Consolidated Statement of Stockholders' Equity -
             Three Months Ended March 31, 1996                 5

          -  Consolidated Statements of Cash Flows - Three
             Months Ended March 31, 1996 and 1995              6

          -  Notes to Consolidated Financial Statements        7

Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations       9



PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                   11

Item 2.   Changes in Securities                               11

Item 3.   Defaults Upon Senior Securities                     11

Item 4.   Submission of Matters to
           a Vote of Security Holders                         11

Item 5.   Other Information                                   11

Item 6.   Exhibits and Reports on Form 8-K                    11

Signatures                                                    12

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       MOBLEY ENVIRONMENTAL SERVICES, INC.

                           Consolidated Balance Sheets
                             (dollars in thousands)
                                   (unaudited)


                                                   MARCH 31,   DECEMBER 31,
                       ASSETS                        1996         1995
                       ------                      ---------   ------------

Current assets:
  Cash and cash equivalents                         $   960     $ 1,476
  Trade receivables, less allowance for
   doubtful accounts of $255 and $257 at
   March 31, 1996 and December 31, 1995,
   respectively                                       2,725       2,836
  Prepaid expenses and other current assets             856         582
                                                    -------     -------
    Total current assets                              4,541       4,894

Property, plant and equipment, net                   14,583      12,837
Excess of purchase price over fair value of
   net assets acquired                                1,106       1,122
Other assets, net                                       264         244
                                                    -------     -------

                                                    $20,494     $19,097
                                                    -------     -------
                                                    -------     -------


      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------


Current liabilities:


  Current portion of notes payable                   $  397      $   70
  Accounts payable                                    1,663       1,306
  Accrued expenses                                    3,361       3,613
                                                    -------     -------
    Total current liabilities                         5,421       4,989

  Notes payable, less current portion                 2,103         490
  Other long-term liabilities                           166         166
  Deferred income taxes                                 846         846
                                                    -------     -------
    Total liabilities                                 8,536       6,491
                                                    -------     -------

Stockholders' equity:
  Preferred stock; $.01 par value; 2,000,000
   shares authorized; none issued                        --          --
  Common stock; $.01 par value:
   Class A; 15,000,000 shares authorized,
   4,085,343 shares issued and outstanding
   at March 31, 1996 and December 31, 1995               41          41
  Class B; 10,000,000 shares authorized,
   4,834,657 shares issued and 4,749,950
   shares outstanding at March 31, 1996 and
   December 31, 1995                                     49          49
  Additional paid-in capital                         25,159      25,159
  Accumulated deficit                               (12,923)    (12,251)
  Deferred compensation costs under
   restricted stock agreements                         (360)       (384)
  Treasury stock, 84,707 shares of Class B
   common stock, at cost                                 (8)         (8)
                                                    -------     -------
    Total stockholders' equity                       11,958      12,606

Commitments and contingencies
                                                    -------     -------

                                                   $ 20,494    $ 19,097
                                                    -------     -------
                                                    -------     -------

See accompanying notes to consolidated financial statements.

                       MOBLEY ENVIRONMENTAL SERVICES, INC.

                      Consolidated Statements of Operations
                (dollars in thousands, except per share amounts)
                                   (unaudited)



                                    THREE MONTHS ENDED MARCH 31,
                                    ----------------------------
                                         1996         1995
                                         ----         ----

Revenues:
 Waste management services            $   3,530   $   3,123
 Oilfield services                          977       1,083
                                      ---------   ---------
    Total revenues                        4,507       4,206

Cost of revenues:
 Waste management services                2,790       2,053
 Oilfield services                          816         666
                                      ---------   ---------
    Total cost of revenues                3,606       2,719

Gross profit:
 Waste management services                  740       1,070
 Oilfield services                          161         417
                                      ---------   ---------
    Total gross profit                      901       1,487

Selling, general and administrative
 expenses                                 1,591       1,370
                                      ---------   ---------

 Operating income (loss)                   (690)        117

Other expense, net                          --          (76)
Interest income, net                         18          51
                                      ---------   ---------

 Income (loss) before income taxes         (672)         92

Income tax expense                          --           11
                                      ---------   ---------

    Net income (loss)                 $    (672)  $      81
                                      ---------   ---------
                                      ---------   ---------

    Net income (loss) per share       $   (0.08)  $    0.01
                                      ---------   ---------
                                      ---------   ---------

Weighted average number of common
 shares outstanding                   8,835,293   7,915,293
                                      ---------   ---------
                                      ---------   ---------


See accompanying notes to consolidated financial statements.

                       MOBLEY ENVIRONMENTAL SERVICES, INC.

                 Consolidated Statement of Stockholders' Equity
                       Three Months Ended March 31, 1996
                            (dollars in thousands)
                                  (unaudited)


Preferred Stock - none issued                                $   --
                                                             -------

Class A Common Stock - Balance at December 31, 1995 and
 March 31, 1996                                                   41
                                                             -------

Class B Common Stock - Balance at December 31, 1995 and
 March 31, 1996                                                   49
                                                             -------

Additional Paid-In Capital - Balance at December 31, 1995
 and March 31, 1996                                           25,159
                                                             -------

Accumulated Deficit:
  Balance at December 31, 1995                               (12,251)
  Net loss                                                      (672)
                                                             -------
        Balance at March 31, 1996                            (12,923)
                                                             -------

Deferred Compensation Costs Under Restricted Stock
  Agreements:
  Balance at December 31, 1995                                  (384)
  Amortization of unearned compensation                           24
                                                             -------
        Balance at March 31, 1996                               (360)
                                                             -------

Treasury Stock - Balance at December 31, 1995 and March
  31, 1996                                                        (8)
                                                             -------

        Total stockholders' equity at March 31, 1996         $11,958
                                                             -------
                                                             -------



See accompanying notes to consolidated financial statements.

                    MOBLEY ENVIRONMENTAL SERVICES, INC.

                   Consolidated Statements of Cash Flows
                           (dollars in thousands)
                                (unaudited)

                                               THREE MONTHS ENDED MARCH 31,
                                               ----------------------------
                                                   1996             1995
                                                   ----             ----
Cash flows from operating activities:
Net income (loss)                               $  (672)          $   81
  Adjustments to reconcile net income (loss) to net cash used by operating activities:

    Depreciation and amortization                   636              558
    Equity in loss of joint venture                  --               80
    Deferred compensation costs under
     restricted stock agreements                     24               --
    Gain on disposal of assets                       --              (17)
    Decrease in trade receivables                   111              319
    Increase in prepaid expenses and other
     current assets                                (274)            (347)
    Increase in other assets                         --              (14)
    Increase (decrease) in accounts payable         357           (1,837)
    Decrease in accrued expenses                   (252)            (755)
                                                --------          -------
       Net cash used by operating activities        (70)          (1,932)

Cash flows from investing activities:
  Capital expenditures                           (2,366)            (658)
  Other investing activities, net                   (20)              25
                                                --------          -------
       Net cash used by investing activities     (2,386)            (633)

Cash flows from financing activities:
  Net borrowings under short-term notes
   payable                                           --              197
  Proceeds from long-term borrowings              1,940               --
  Principal payments on long-term debt               --           (1,754)
                                                --------          -------
       Net cash provided (used) by financing
        activities                                1,940           (1,557)
                                                --------          -------

Net decrease in cash and cash equivalents          (516)          (4,122)

Cash and cash equivalents at beginning of
   period                                         1,476            7,471
                                                --------          -------

Cash and cash equivalents at end of period      $   960          $ 3,349
                                                --------          -------
                                                --------          -------


See accompanying notes to consolidated financial statements.

                       MOBLEY ENVIRONMENTAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (unaudited)


(1) BASIS OF PRESENTATION

  The accompanying financial statements present the consolidated accounts of Mobley Environmental Services, Inc. (the "Company") and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, of a normal and recurring nature and necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 1996, and the consolidated results of operations and cash flows for the periods presented herein. Interim results are not necessarily indicative of results for a full year. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

  Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these financial statements in accordance with generally accepted accounting principles. Actual results could differ from those estimates.

(2)  NOTES PAYABLE

  The Company has a credit agreement (the "Credit Agreement") with Bank One, Texas, N.A. (the "Bank") that provides up to $6,500,000 in available credit for the Company through June 1997. Under the terms of the Credit Agreement, the Company may borrow, subject to a defined borrowing base, up to $4,000,000 under a revolving line of credit (including up to $1,800,000 in letters of credit) for working capital and general corporate purposes, and up to $2,500,000 under a term loan facility for purposes of acquiring certain eligible equipment. At March 31, 1996, the full $2,500,000 was outstanding under the term loan portion of the Credit Agreement, consisting of two notes in the amounts of $700,000 (payable quarterly over five years) and $1,800,000 (payable quarterly over seven years). Both notes bear interest at 8.25%.

  At March 31, 1996, no borrowings were outstanding under the revolving credit agreement and $1,633,000 in letters of credit had been issued under such line of credit. As of May 17, 1996, the Company had borrowed $800,000 under the revolving line of credit; such amount has a maturity date of June 2, 1997 and bears interest, payable quarterly, at 8.625%.

  The Credit Agreement contains restrictive covenants which include the maintenance of minimum tangible net worth, as defined, and certain financial ratios. At March 31, 1996, the Company was not in compliance with certain of these covenants; however, it has received waivers from the Bank with respect to such covenants and accordingly, a portion of the related debt is classified as long-term. Additionally, certain of the restrictive covenants in the Credit Agreement were subsequently modified to enable the Company to comply with the provisions of such agreement. There can be no assurance that the Company will not require additional waivers in the future, or, if required, that the Bank will grant such waivers. Furthermore, in the event management determines that it is probable that the Company will not be able to comply with any covenant contained in a credit agreement within twelve months after the waiver of a violation of such covenant, then certain long-term debt will be classified as short-term.

(3)  ACCOUNTING PRONOUNCEMENTS

  The Company adopted Statement of Financial Accounting Standards No. 123
("SFAS 123"), "Accounting for Stock-Based Compensation", in the first quarter of 1996. SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. As allowed by SFAS 123, the Company plans to continue to measure compensation cost for employee stock compensation plans using the intrinsic value method prescribed by Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees", and will provide pro forma disclosures in the notes to the consolidated financial statements as required by SFAS 123 at December 31, 1996.

  The Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" in the first quarter of 1996. SFAS 121 establishes guidance for recognizing and measuring impairment losses and requires that the carrying amount of an impaired asset be reduced to fair value when events or circumstances indicate that the carrying value may not be recoverable. Recoverability would generally be determined by estimating future cash flows resulting from use and eventual disposition of the asset. The effect of adopting SFAS 121 did not have a material effect on the Company's consolidated financial statements.

(4)  COMMITMENTS AND CONTINGENCIES

  LETTERS OF CREDIT. At March 31, 1996, letters of credit totaling approximately $1,300,000 had been provided by the Company to its insurance carrier in connection with its workers' compensation, general liability and auto liability insurance policies. Additionally, the Company has provided a letter of credit to the Texas Natural Resource Conservation Commission ("TNRCC") in the amount of $333,000 to secure the payment of fines assessed Gibraltar Chemical Resources, Inc. ("Gibraltar"), the Company's former subsidiary, by the TNRCC in connection with the December 1994 settlement of certain litigation.

  COMMITMENTS. In connection with its ongoing business expansion activities, the Company has commitments under contracts for the engineering and construction of new processing and recycling facilities. Portions of such contracts not completed at March 31, 1996 are not reflected in the accompanying consolidated financial statements. These unrecorded commitments approximated $600,000 at March 31, 1996.

  LITIGATION AND VARIOUS OTHER CLAIMS. The Company continues to defend various claims resulting from the operations of its former subsidiary, Gibraltar, which was sold effective December 31, 1994. As of May 1, 1996, six such lawsuits were pending, one of which is asserted as a class action. Certain of the claimants seek compensatory and punitive damages for alleged personal injury and property damage caused by operations and emissions of Gibraltar's hazardous waste disposal facility. An additional claimant seeks permanent closure of the facility and civil penalties as the remedy for alleged violations by Gibraltar of environmental protection statutes and endangerment to public health and the environment.

  These matters raise difficult and complex factual and legal issues, including but not limited to, the nature and amount of the Company's liability, if any. Although the Company is a defendant in some litigation, in other matters the Company's potential liability arises from material contractual indemnifications given by the Company to the purchaser of Gibraltar. These indemnifications may include the potential liability of former customers of Gibraltar, approximately 50 of which have also become defendants in litigation involving Gibraltar's operations. Accordingly, the Company is not able to estimate the nature and precise amount of future liabilities with respect to such matters.

  The Company, based on consultation with its legal counsel, believes that its liability insurance coverage, combined with presently established accruals, adequately address its potential exposure for the foregoing matters. However, the Company has been notified by its insurance carrier that it disputes the Company's interpretation of its pollution legal liability insurance coverage and policy limitations applicable to the foregoing claims. While the Company is vigorously pursuing a favorable resolution of this dispute through a declaratory judgment action against its insurance carrier, it is unable to determine the likelihood of an unfavorable outcome at this time.

  The Company's contractual indemnity obligations to the purchaser of Gibraltar also encompass various pending regulatory and permit renewal proceedings. The failure of Gibraltar to prevail in these matters could result in significant liabilities to the Company.

  In addition to the foregoing matters, the Company is obligated to indemnify the purchaser of Gibraltar for breaches of representations and warranties made by the Company to such purchaser and for future claims against Gibraltar arising from circumstances existing on or prior to the date of the sale of Gibraltar.

  As the nature and scope of the Company's ultimate liability arising from Gibraltar's operations and its sale become better defined, there will be changes in estimates of the future costs relating thereto which could have a material adverse effect on the Company's future financial condition, results of operations, or liquidity.

  The Company has been named as a potentially responsible party with respect to a State of Texas superfund site. Due to the preliminary nature of this matter, the Company is unable to estimate its potential exposure, if any, in this regard.

  There are various other claims and legal actions pending and threatened against the Company which have arisen in the ordinary course of its business. Where applicable, the Company has recorded accruals for estimated potential damages and expenses associated with such matters. While the final outcome of these matters cannot be predicted with certainty, management, upon consultation with legal counsel and considering existing insurance coverage, believes that any financial obligations of the Company arising from such claims would not be material to its consolidated financial condition, results of operations, or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  The Company provides diverse environmental and field-related services to industrial, governmental, and commercial markets, and specializes in the collection, transportation, treatment, recycling and management of a wide variety of non-hazardous liquid hydrocarbons, oil filters, absorbents and related materials. The Company also provides oilfield services for managing liquids used or produced during the lifecycle of oil and gas wells.

  The Company's revenues have historically consisted of fees collected from customers, principally related to waste management and oilfield services and, to a lesser extent, from product sales and equipment rentals. As a result of the addition of new business lines associated with a July 1995 acquisition, a larger percentage of the Company's future waste management services revenues will be derived from sales of manufactured or recovered products. Revenues derived from waste management services are closely associated with volumes of waste collected, levels of service provided and the related pricing. Revenues from oilfield services are derived from hourly and fixed charges for services provided, equipment rentals and products sold. Cost of revenues include direct costs of providing services to customers, such as labor, third party disposal, supplies and other consumables, depreciation, utilities and fuel, equipment maintenance, and repair. Selling, general and administrative expenses include selling and marketing expenses, certain insurance and administrative salary expenses, depreciation, amortization of goodwill, and legal and consulting fees.

RESULTS OF OPERATIONS

FIRST QUARTER ENDED MARCH 31, 1996 AND 1995

  The net loss for the quarter ended March 31, 1996 was $672,000, or $0.08 per share, compared to net income of $81,000, or $.01 per share, in the corresponding quarter of 1995.

  Revenues for the 1996 quarter totaled $4,507,000 compared to $4,206,000 in the same quarter a year ago, an increase of 7.2%. On a segment basis, waste management services revenues increased 13.0% in 1996 from the year-ago quarter, while oilfield services revenues declined 9.8% during this same period.

  First quarter 1996 waste management services revenues included approximately $750,000 related to the used oil gathering/sale and filter recycling businesses acquired during July 1995. Excluding the effect of these new business lines, segment revenues declined 10.9% during the 1996 quarter, reflecting significantly lower volumes of fluids managed in the Company's hydrocarbon recycling operations. Such volume shortfall was principally the result of reduced fluid volumes associated with petroleum storage tank remediation activities, largely attributable to the ongoing effects of a severe regional drought. The drought began in late 1995 and has continued to negatively impact recycling volumes in the 1996 second quarter. Oily waste volumes and related recycling revenues, which tend to be more closely related to industrial activity, were not impacted as severely by the lack of rainfall and decreased to a lesser extent during the 1996 quarterly period. Pricing for recycling services improved slightly in the 1996 quarter from 1995 levels, partially offsetting the diminished volumes.

  Revenues from the Company's oilfield services activities fell 9.8% to $977,000 in the 1996 first quarter, reflecting intense competitive pressures, relatively weak pricing, and, to a large extent, the delay of scheduled well workover and pipeline cleaning projects due to extremely high natural gas demand.

  Total gross profit during the first quarter of 1996 amounted to $901,000 compared to $1,487,000 in the corresponding 1995 quarter. Gross profit from waste management services totaled $740,000 during the 1996 three-month period, including $122,000 derived from the acquired business lines referred to previously. On a quarter-to-quarter comparative basis, segment gross profit was $618,000, or 22.3% of related revenues, versus $1,070,000, or 34.3% of revenues, in the year-ago quarter. Profitability in the oil/water separations business was severely hampered in the quarter by the reduced volumes referred to previously, as the relatively fixed cost structure of the Company's plant operations translated into unusually high per-gallon processing costs. Additionally, plant operating costs and gross profit continue to be impacted by the ongoing transition in the relative mix of the types of fluids managed, with an increasing proportion of more difficult-to-treat oily wastes and lower volumes of less costly motor fuel/water mixtures.

  Gross profit from oilfield services declined to $161,000 in 1996 from $417,000 in the year-ago quarter. Stated as a percentage of revenue, gross profit declined to 16.5% in 1996 from 38.5% in 1995. This diminished gross profit margin, the lowest seen in recent years, was negatively influenced by an unfavorable business mix, including reduced trucking and mobile storage tank rental income and a higher proportion of lower-margin contract services revenue. Segment profitability was further weakened by higher operating costs, particularly those related to transportation services provided.

  Selling, general and administrative expenses ("SG&A") amounted to $1,591,000 for the three months ended March 31, 1996 compared to $1,370,000 in the same period of 1995. As a percentage of revenues, SG&A expenses totaled 35.3% in 1996 compared to 32.6% in the corresponding 1995 quarter. Incremental overhead costs associated with the aforementioned new business lines represented a majority of the increase in costs quarter over quarter, and higher staffing expenses, partially offset by lower insurance costs, also contributed to the slightly higher level of SG&A spending in the 1996 quarter.

  Other expense, net in the first quarter of 1995 primarily consisted of equity losses associated with the Company's Mexican joint venture investment, which was sold in the 1995 second quarter. Interest income amounted to $18,000 in the 1996 quarter compared to $51,000 in the same quarter of the prior year, owing to reduced cash balances during the current year. Interest expense amounting to approximately $25,000 related to the Company's outstanding bank indebtedness in the 1996 first quarter was capitalized as part of the plant construction projects underway at its Baytown, Texas processing complex.

  As a result of the operating loss incurred in the 1996 three-month period, no income taxes were recorded during the quarter. Income taxes in 1995 consisted of state franchise taxes. Future effective income tax rates may be significantly impacted by the Company's ability to utilize available net operating loss carryforwards and thus could vary greatly from quarter to quarter.

CAPITAL RESOURCES AND LIQUIDITY

  Primarily as a result of the previously-mentioned loss, the Company used net cash of $70,000 in its operating activities during the quarter ended March 31, 1996, including approximately $61,000 for the funding of expenses accrued in prior periods for the expected costs of ongoing litigation related to a former subsidiary, Gibraltar Chemical Resources, Inc.

  Capital expenditures amounted to $2,366,000 during the quarter including $1,870,000 related to the construction of two new process facilities as part of the Company's ongoing expansion efforts. These include plants for the production of distillate fuels from spent motor oil and motor fuel feedstocks, and for the recycling of used oil filters. The distillate fuels plant began start-up in late April 1996 and is expected to begin full-scale operations during the second quarter of 1996. The filter recycling facility became operational in April 1996. The Company anticipates spending approximately $600,000 in the 1996 second quarter in connection with the completion of these new facilities.

  During the 1996 first quarter, the Company borrowed the remaining $1,940,000 available under its bank term loan facility to fund certain capital expenditures, bringing the total term debt outstanding at March 31, 1996 to $2,500,000. Such amount consists of two notes which are payable quarterly, including interest, over periods of five and seven years, respectively. In addition, the Company has a revolving credit facility with the Bank which provides up to $4,000,000 (including letters of credit), subject to a borrowing base as defined, for working capital and general corporate purposes. At March 31, 1996, no borrowings were outstanding under the revolving credit facility; subsequently, the Company borrowed $800,000 under such revolving line of credit. Principal amounts are due on June 2, 1997.

  As discussed in Note 2 of Notes to Consolidated Financial Statements, the Company was not in compliance with certain restrictive covenants required under the terms of its bank credit agreement at March 31, 1996; however, the Company has received waivers from the Bank with respect to such covenants and, accordingly, a portion of the related debt is classified as long-term.

  On March 11, 1996, the Company executed a letter of intent to acquire substantially all of the assets and assume certain liabilities of PORI International, Inc. ("PORI"), with completion of the transaction subject to, among other things, the Company's ability to secure the necessary financing.
The terms of the letter of intent were subsequently modified in May 1996 to incorporate certain performance incentives into the total purchase price. The Company has commenced its "due diligence" investigation of PORI and such review is ongoing. Additionally, management, assisted by the Company's investment bankers and financial consultants, continues to pursue the financing of its acquisition/expansion strategy and believes that such funding, if obtained, will likely involve components of both debt and private placement equity financing. While management believes that the Company should be able to obtain the necessary financing for the acquisition, there can be no assurance that such financing will be obtained or that the transaction will ultimately be consummated.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

  Except as set forth below, there have been no material developments in the legal proceedings described in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

  On May 3, 1996, the Company filed a complaint against National Union Fire Insurance Company of Pittsburgh, Pa. in the United States District Court for the Eastern District of Texas seeking declaratory judgment that the defendant is obligated to indemnify the Company under three pollution legal liability insurance policies issued by the defendant and that certain claims previously made by the Company with respect to such policies are not "related claims" covered by a single policy as is alleged by the defendant.


ITEM 2.   CHANGES IN SECURITIES

  None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

  As discussed in Note 2 of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity," the Company was not in compliance with certain restrictive covenants required under the terms of its bank credit agreement at March 31, 1996; however, the Company has received waivers from the lender for the events of noncompliance and certain of the restrictive covenants in the credit agreement were subsequently modified to enable the Company to comply with the provisions of such agreement. The Company was not in default on its scheduled payments of principal and interest with respect to its outstanding bank indebtedness.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.


ITEM 5.   OTHER INFORMATION

  None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
- -------        -----------

27             Financial Data Schedule (submitted only in electronic format)


REPORTS ON FORM 8-K

  None.

                                   SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         MOBLEY ENVIRONMENTAL SERVICES, INC.
                         (Registrant)




                         /s/ MICHAEL M. STARK
                         --------------------------------------
                         Michael M. Stark
                         President and Chief Executive Officer




                         /s/ W. CHRISTOPHER CHISHOLM
                         --------------------------------------
                         W. Christopher Chisholm
                         Vice President and Chief Financial Officer
                         (Principal Accounting Officer)




Date: May 20, 1996