Form 10-Q
period 1996-06-30
MOBLEY ENVIRONMENTAL SERVICES INC
filed 1996-08-19
CIK 877356

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                  ------------------

                                      FORM 10-Q

                 {X} Quarterly Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934
                      For the quarter period ended June 30, 1996

                                          OR

                { } Transition Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934
                      For the transition period from ___ to ___

                            Commission File Number 0-19497


                                ---------------------


                         MOBLEY ENVIRONMENTAL SERVICES, INC.
                (Exact name of registrant as specified in its charter)

DELAWARE                                                 75-2242963
(State or other jurisdiction of                       I.R.S. Employer
Incorporation or organization)                        Identification No.)

4415 E. GREENWOOD
BAYTOWN, TEXAS                                             77520
(Address of principal executive offices)                   (Zip Code)

         Registrant's telephone number, including area code:  (713) 383-7033

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No      .
                                         ----     ----

    The number of shares outstanding of the registrant's common stock, as of August 1, 1996 was 4,085,343 shares of Class A Common Stock, $.01 par value and 4,749,950 shares of Class B Common Stock, $.01 par value.

        THIS ENTIRE FORM 10-Q IS SUBJECT TO FORM 12b-25 FILED AUGUST 15, 1996.


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                         MOBLEY ENVIRONMENTAL SERVICES, INC.
                                      FORM 10-Q
                                        INDEX


Part I - FINANCIAL INFORMATION                                    PAGE

Item 1.  Financial Statements (Unaudited)

         -    Consolidated Balance Sheets - June 30,
              1996 and December 31, 1995                             3

         -    Consolidated Statements of Operations - Three
              Months and Six Months Ended June 30, 1996
              and 1995                                               4

         -    Consolidated Statement of Stockholders' Equity -
              Six Months Ended June 30, 1996                         5

         -    Consolidated Statements of Cash Flows - Six
              Months Ended June 30, 1996 and 1995                    6

         -    Notes to Consolidated Financial Statements             7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations               9



Part II - OTHER INFORMATION

Item 1.  Legal Proceedings                                          12

Item 2.  Changes in Securities                                      12

Item 3.  Defaults Upon Senior Securities                            12

Item 4.  Submission of Matters to
         a Vote of Security Holders                                 12

Item 5.  Other Information                                          13

Item 6.  Exhibits and Reports on Form 8-K                           13

Signatures                                                          14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         MOBLEY ENVIRONMENTAL SERVICES, INC.

                             Consolidated Balance Sheets
                                (dollars in thousands)
                                     (unaudited)




                                                                                      June 30,     December 31,
                   ASSETS                                                               1996         1995
                                                                                    ----------    ----------
Current assets:
    Cash and cash equivalents                                                       $      516    $    1,476
    Trade receivables, less allowance for doubtful accounts of $223 and
         $257 at June 30, 1996 and December 31, 1995, respectively                       3,189         2,836
    Prepaid expenses and other current assets                                              880           582
                                                                                    ----------    ----------
         Total current assets                                                            4,585         4,894

Property, plant and equipment, net                                                      15,737        12,837
Excess of purchase price over fair value of net assets acquired                          1,083         1,122
Other assets, net                                                                          306           244
                                                                                    ----------    ----------
                                                                                    $   21,711    $   19,097
                                                                                    ----------    ----------
                                                                                    ----------    ----------


                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable and current portion of long-term debt                             $    4,435    $       70
    Accounts payable                                                                     1,887         1,296
    Accrued expenses                                                                     3,054         3,623
                                                                                    ----------    ----------
         Total current liabilities                                                       9,376         4,989

Long-term debt, excluding current portion                                                   --           490
Other long-term liabilities                                                                 --           166
Deferred income taxes                                                                      846           846
                                                                                    ----------    ----------
    Total liabilities                                                                   10,222         6,491
                                                                                    ----------    ----------
Stockholders' equity:
    Preferred stock; $.01 par value; 2,000,000 shares authorized;
         none issued                                                                        --            --
    Common stock; $.01 par value:
         Class A; 15,000,000 shares authorized, 4,085,343 shares issued
              and outstanding at June 30, 1996 and December 31, 1995                        41            41
         Class B; 10,000,000 shares authorized, 4,834,657 shares issued and 4,749,950 shares outstanding at June 30, 1996 and
              December 31, 1995                                                             49            49
    Additional paid-in capital                                                          25,159        25,159
    Accumulated deficit                                                                (13,415)      (12,251)
    Deferred compensation costs under restricted stock agreements                         (337)         (384)
    Treasury stock, 84,707 shares of Class B common stock, at cost                          (8)           (8)
                                                                                    ----------    ----------
         Total stockholders' equity                                                     11,489        12,606

    Commitments and contingencies
                                                                                    ----------    ----------
                                                                                    $   21,711    $   19,097
                                                                                    ----------    ----------
                                                                                    ----------    ----------

See accompanying notes to consolidated financial statements.

                         MOBLEY ENVIRONMENTAL SERVICES, INC.

                        Consolidated Statements of Operations
                   (dollars in thousands, except per share amounts)
                                     (unaudited)




                                                 Three Months Ended June 30,   Six Months Ended June 30,
                                                  --------------------------    ------------------------

                                                     1996          1995            1996          1995
                                                     ----          -----           ----          ----
Revenues:
    Waste management services                    $    3,566    $    3,729     $    7,096     $    6,852
    Oilfield services                                 1,103         1,034          2,080          2,117
                                                  ---------    -----------    ----------     ----------
         Total revenues                               4,669         4,763          9,176          8,969

Cost of revenues:
    Waste management services                         2,775         2,488          5,565          4,541
    Oilfield services                                   789           672          1,605          1,338
                                                  ---------    ----------     ----------     ----------
         Total cost of revenues                       3,564         3,160          7,170          5,879

Gross profit:
    Waste management services                           791         1,241          1,531          2,311
    Oilfield services                                   314           362            475            779
                                                  ---------    ----------     ----------     ----------
         Total gross profit                           1,105         1,603          2,006          3,090

Selling, general and administrative expenses          1,596         1,461          3,187          2,831
                                                  ---------    ----------     ----------     ----------

    Operating income (loss)                            (491)          142         (1,181)           259

Other expense, net                                       --          (426)            --           (502)
Interest income (expense), net                           (1)           49             17            100
                                                  ---------    ----------     ----------     ----------

    Loss before income taxes                           (492)         (235)        (1,164)          (143)

Income tax expense                                       --            19             --             30
                                                  ---------    ----------     ----------     ----------

    Net loss                                     $     (492)    $    (254)    $   (1,164)    $     (173)
                                                  ---------    ----------     ----------     ----------
                                                  ---------    ----------     ----------     ----------

    Net loss per share                           $    (0.06)   $    (0.03)    $    (0.13)    $    (0.02)
                                                  ---------    ----------     ----------     ----------
                                                  ---------    ----------     ----------     ----------

Weighted average number of common
    shares outstanding                            8,835,293     8,021,447      8,835,293      7,968,663
                                                  ---------    ----------     ----------     ----------
                                                  ---------    ----------     ----------     ----------



See accompanying notes to consolidated financial statements.

                         MOBLEY ENVIRONMENTAL SERVICES, INC.

                    Consolidated Statement of Stockholders' Equity
                            Six Months Ended June 30, 1996
                                (dollars in thousands)
                                     (unaudited)



Preferred Stock - none issued                                                  $      --
                                                                               ---------

Class A Common Stock - Balance at December 31, 1995 and June 30, 1996                 41
                                                                               ---------

Class B Common Stock - Balance at December 31, 1995 and June 30, 1996                 49
                                                                               ---------

Additional Paid-In Capital - Balance at December 31, 1995 and June 30, 1996       25,159
                                                                               ---------

Accumulated Deficit:
    Balance at December 31, 1995                                                 (12,251)
    Net loss                                                                      (1,164)
                                                                               ---------
         Balance at June 30, 1996                                                (13,415)
                                                                               ---------

Deferred Compensation Costs Under Restricted Stock Agreements:
    Balance at December 31, 1995                                                    (384)
    Amortization of unearned compensation                                             47
                                                                               ---------
         Balance at June 30, 1996                                                   (337)
                                                                               ---------

Treasury Stock - Balance at December 31, 1995 and June 30, 1996                       (8)
                                                                               ---------

         Total stockholders' equity at June 30, 1996                           $  11,489
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

                         MOBLEY ENVIRONMENTAL SERVICES, INC.

                        Consolidated Statements of Cash Flows
                                (dollars in thousands)
                                     (unaudited)



                                                                                 Six Months Ended June 30,
                                                                                 -------------------------

                                                                                      1996         1995
                                                                                      ----         ----
Cash flows from operating activities:
Net loss                                                                         $   (1,164)    $     (173)
    Adjustments to reconcile net loss to net cash
         used by operating activities:
    Depreciation and amortization                                                     1,287          1,121
    Equity in loss and loss on sale of joint venture                                     --            421
    Deferred compensation costs under restricted stock agreements                        47             63
    Gain on disposal of assets                                                          (10)           (39)
    Increase in trade receivables                                                      (353)          (224)
    Decrease (increase) in prepaid expenses and other current assets                   (298)           403
    Decrease in other assets                                                             --              8
    Increase (decrease) in accounts payable                                             591         (1,799)
    Decrease in accrued expenses and other liabilities                                 (735)          (866)
    Decrease in income taxes payable                                                     --            (11)
                                                                                 ----------     ----------

         Net cash used by operating activities                                         (635)        (1,096)

Cash flows from investing activities:
    Capital expenditures                                                             (4,173)        (1,427)
    Proceeds from sale of joint venture investment and other assets                      35            396
    Other investing activities, net                                                     (62)          (114)
                                                                                 ----------     ----------
              Net cash used by investing activities                                  (4,200)        (1,145)

Cash flows from financing activities:
    Net borrowings under revolving lines of credit and short-term notes payable       2,000             62
    Proceeds from long-term borrowings                                                1,940             --
    Principal payments on long-term debt                                                (65)        (1,759)
                                                                                 ----------     ----------
              Net cash provided (used) by financing activities                        3,875         (1,697)
                                                                                 ----------     ----------

Net decrease in cash and cash equivalents                                              (960)        (3,938)

Cash and cash equivalents at beginning of period                                      1,476          7,471
                                                                                 ----------     ----------

Cash and cash equivalents at end of period                                       $      516     $    3,533
                                                                                 ----------     ----------
                                                                                 ----------     ----------

See accompanying notes to consolidated financial statements.

                         MOBLEY ENVIRONMENTAL SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996
                                     (unaudited)

(1)  BASIS OF PRESENTATION

    The accompanying financial statements present the consolidated accounts of Mobley Environmental Services, Inc. (the "Company") and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, of a normal and recurring nature and necessary for a fair presentation of the consolidated financial position of the Company as of June 30, 1996, and the consolidated results of operations and cash flows for the periods presented herein. Interim results are not necessarily indicative of results for a full year. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

     At June 30, 1996, the Company had borrowed the full $2,500,000 available under the term loan portion of the Credit Agreement, consisting of two notes in the original amounts of $700,000 (payable quarterly over five years) and $1,800,000 (payable quarterly over seven years). Both notes bear interest at 8.25%. The outstanding balance of these notes at June 30, 1996 was $2,435,000.

     At June 30, 1996, $2,000,000 in borrowings were outstanding under the revolving credit agreement and $1,467,000 in letters of credit had been issued under such line of credit. Subsequently, the Company borrowed the remaining amount available under the revolving line of credit, bringing the total amount outstanding to $2,550,000 at August 1, 1996. Such amount has a maturity date of June 2, 1997 and bears interest, payable quarterly, at the Bank's prime rate (8.62% at June 30, 1996).

     The Credit Agreement contains restrictive covenants which include the maintenance of minimum tangible net worth, as defined, and certain financial ratios. At June 30, 1996, the Company failed to meet one of the covenant requirements which has placed the Company in technical default. Consequently, the Company has classified the entire outstanding balance as a current liability.

 (3) ACCOUNTING PRONOUNCEMENTS

     The Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", in the first quarter of 1996. SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. As allowed by SFAS 123, the Company plans to continue to measure compensation cost for employee stock compensation plans using the intrinsic value method prescribed by Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees", and will provide pro forma disclosures in the notes to the consolidated financial statements as required by SFAS 123 at December 3 l, 1996.

     The Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" in the first quarter of 1996. SFAS 121 establishes guidance for recognizing and measuring impairment losses and requires that the carrying amount of an impaired asset be reduced to fair value when events or circumstances indicate that the carrying value may not be recoverable.
                                          7

    Recoverability would generally be determined by estimating future cash flows resulting from use and eventual disposition of the asset. The effect of adopting SFAS 121 did not have a material effect on the Company's consolidated financial statements.

(4) COMMITMENTS AND CONTINGENCIES

     LETTERS OF CREDIT. At June 30, 1996, letters of credit totaling approximately $1,300,000 had been provided by the Company to its insurance carrier in connection with its workers' compensation, general liability and auto liability insurance policies. Additionally, the Company has provided a letter of credit to the Texas Natural Resource Conservation Commission ("TNRCC") in the amount of $167,000 to secure the payment of fines assessed Gibraltar Chemical Resources, Inc. ("Gibraltar"), the Company's former subsidiary, by the TNRCC in connection with the December 1994 settlement of certain litigation.

     COMMITMENTS. In connection with its current business expansion activities, the Company has commitments under contracts for the engineering and construction of two new processing and recycling facilities. Portions of such contracts not completed at June 30, 1996 are not reflected in the accompanying consolidated financial statements. These unrecorded commitments were approximately $380,000 at June 30, 1996.

     LITIGATION AND VARIOUS OTHER CLAIMS. The Company continues to defend various claims resulting from the operations of its former subsidiary, Gibraltar, which was sold effective December 31, 1994. As of August 9, 1996, six such lawsuits were pending, one of which is asserted as a class action. Certain of the claimants seek compensatory and punitive damages for alleged personal injury and property damage caused by operations and emissions of Gibraltar's hazardous waste disposal facility. An additional claimant seeks permanent closure of the facility and civil penalties as the remedy for alleged violations by Gibraltar of environmental protection statutes and endangerment to public health and the environment.

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

     The Company's obligations to indemnify the purchaser of Gibraltar for claims other than tax, environmental, and ERISA claims expired June 30, 1996. However, the Company remains obligated to indemnify the purchaser for tax, environmental, and ERISA claims, including those discussed above. As the nature and scope of the Company's ultimate liability arising from Gibraltar's operations and its sale become better defined, there will be changes in estimates of the future costs relating thereto which could have a material adverse effect on the Company's future financial condition, results of operations, or liquidity.

     The Company has been named as a potentially responsible party with respect to a State of Texas superfund site. Due to the preliminary nature of this matter, the Company is unable to estimate its potential exposure in this regard.

     There are various other claims and legal actions pending and threatened against the Company which have arisen in the ordinary course of its business. Where applicable, the Company has recorded accruals for estimated potential damages and expenses associated with such matters. While the final outcome of these matters cannot be predicted with certainty, management, upon consultation with legal counsel and considering existing insurance coverage, believes that any financial obligations of the Company arising from such claims would not be material to its consolidated financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company provides diverse environmental and field-related services to industrial, governmental, and commercial markets, specializing in the collection, transportation, treatment, recycling and management of a wide variety of non-hazardous liquid hydrocarbons, oil filters, absorbents and related materials. The Company also provides oilfield services for managing liquids used or produced during the lifecycle of oil and gas wells.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 AND 1995

    The net loss for the quarter ended June 30, 1996 was $492,000, or $0.06 per share, compared to a net loss of $254,000, or $0.03 per share, in the corresponding quarter of 1995.

    Revenues for the 1996 quarter totaled $4,669,000 compared to $4,763,000 in the same quarter a year ago, a decline of 2.0%. On a segment basis, waste management services revenues decreased 4.4% in 1996 from the 1995 quarter, while oilfield services revenues grew 6.7% during this period.

    Waste management services revenues for the 1996 second quarter included $781,000 related to the collection and sale of used oil and the recycling of oil filters and absorbents. These two business lines commenced in July 1995 with the acquisition of certain assets of three existing businesses. Exclusive of the impact of these new businesses on the 1996 quarter's results of operations, segment revenues declined $944,000, or 25.3% during this period compared with the 1995 quarter. Fluid volumes managed in the Company's hydrocarbon/water separations business declined precipitously during the quarter ended June 30, 1996, as a severe regional drought continued to adversely impact business activity in much of the Company's market area. Rainfall levels in the Company's four key Texas markets during the first six months of 1996 were 54% less than those in the comparable period of 1995. The most acute volume loss was in fluids related to petroleum storage tank remediation and maintenance activities, accounting for the majority of the 20% volume reduction from the same quarter a year ago. Oily waste volumes, which tend to be more closely associated with industrial activity and not as susceptible to climatic conditions, were impacted to a lesser extent. Revenues were also negatively affected by significantly lower special project activity in the 1996 second quarter compared to that of 1995.

    Since their inception, the new business lines referred to in the previous paragraph have continued to develop, and additional growth is expected over the balance of the year as a result of the new distillate fuels production and oil filter recycling facilities which have recently been completed at the Company's Baytown, Texas hydrocarbon recycling center.

    Revenues from oilfield services were generally consistent in the 1996 and 1995 second quarters, increasing slightly during the 1996 quarter to $1,103,000, despite intense competition and pricing pressure.

    Gross profit (revenues less direct operating expenses) during the 1996 second quarter totaled $1,105,000 versus $1,603,000 in the corresponding prior-year quarter. Gross profit from waste management services amounted to $791,000 during the 1996 three-month period (including $152,000 derived from the recent business line additions referred to previously) compared to $1,241,000 in 1995. Stated as a percentage of revenues, segment gross profit amounted to 22.2% and 33.3% in 1996 and 1995, respectively. On a pro forma basis (i.e., exclusive of the impact of the new business lines), the 1996 quarter's gross profit margin was 22.9%. The marked decline in managed fluid volumes referred to previously, coupled with the largely fixed operating costs of the Company's three hydrocarbon/water separations plants, resulted in notably higher per-gallon costs in the 1996 quarter, despite certain cost improvements achieved as a result of operational enhancements at the Company's Baytown, Texas processing facility. Continuing trends in the mix of the types of fluids managed further exacerbated the decline in gross profit, with lower volumes of relatively easy-to-treat motor fuel/water mixtures and a higher proportion of more difficult-to-treat oily waste streams.

    Gross profit from oilfield services declined to $314,000 (28.5% of segment revenue) in the 1996 second quarter from $362,000 (35.0% of related revenue) in the same 1995 period. The 1996 quarter's gross profit margin was impacted by the lingering effects of an unfavorable business mix which, along with increased operating costs, have hampered profitability in this segment in recent quarters and resulted in profit margins that are well below historical levels.

    Selling, general and administrative ("SG&A") expenses amounted to $1,596,000 for the three months ended June 30, 1996 compared to $1,461,000 in the same period of 1995. As a percentage of revenues, SG&A costs were 34.2% in the 1996 second quarter compared to 30.7% in the same 1995 period. Incremental overhead costs associated with the aforementioned new business lines accounted for substantially all of the increase in quarter-over-quarter SG&A expenses.

    Other expense, net of $426,000 in the second quarter of 1995 was directly attributable to losses associated with the Company's former Mexican operations, including a loss on the sale of the Company's investment in Pro Ambiente, S.A. de C.V., a joint venture, in June 1995. Interest income declined from $49,000 in the 1995 second quarter as a result of reduced cash balances during 1996. Interest expense incurred by the Company during the 1996 second quarter totaling $59,000 was capitalized as part of the plant construction projects at its Baytown, Texas facility.

    As a result of the operating loss incurred in the 1996 three-month period, no income taxes were recorded during the quarter. Income taxes in 1995 consisted of state franchise taxes. Future effective income tax rates may be significantly impacted by the Company's ability to utilize available net operating loss carryforwards and thus could vary greatly from quarter to quarter.


SIX MONTHS ENDED JUNE 30, 1996 AND 1995

    The net loss for the year-to-date period ended June 30, 1996 was $1,164,000, or $0.13 per share, compared to a net loss of $173,000, or $0.02 per share, in the corresponding 1995 period.

    Revenues in the 1996 six-month period increased nominally to $9,176,000 compared to $8,969,000 in the same period a year ago. On a segment basis, waste management services revenues increased 3.6% in 1996 from 1995, while oilfield services revenues were virtually flat during the comparative periods.

    Waste management services revenues for the six months ended June 30, 1996 included $1,540,000 from the used oil and filter recycling business lines. Excluding the impact of these new businesses, 1996 segment revenues declined 18.9% to $5,556,000 from $6,852,000 in 1995. Consistent with the quarterly trends discussed in the preceding paragraphs, the Company's hydrocarbon/water separations business was harshly impacted during the first half of 1996 by the effects of the drought referred to in the quarterly discussion, which contributed to an overall 18% volume decline during the period from that of the corresponding prior-year period. Volumes of fluids from petroleum storage tank remediation and maintenance activities fell by nearly one-third in the 1996 period from prior year levels, with less consequential declines in production-driven oily waste volumes. The decline in special project revenues referred to in the quarterly discussion was also a noteworthy factor in the six-month revenue shortfall.

    Gross profit during the 1996 six-month period totaled $2,006,000, down from $3,090,000 in the corresponding period of 1995. Gross profit from waste management services amounted to $1,531,000 during 1996 and included a $274,000 contribution from the new business lines discussed previously. Excluding the effects of these businesses, segment gross profit totaled $1,257,000, compared to $2,311,000 in 1995. Expressed as a percentage of related revenues, the pro forma gross profit declined to 22.6% in the 1996 period from its 1995 level of 33.7%. The same factors cited in the quarterly discussion, particularly the significant decline in fluid volumes managed, adversely affected the profitability of this core business during the period. Additionally, the ongoing transition of the business mix toward more concentrated and processing-intensive waste streams further eroded gross profit margins in this business segment.

    Consistent with the quarterly discussion of trends in the oilfield services business and factors influencing its profitability, gross profit in this segment fell to $475,000 during the first half of 1996, compared to $779,000 in the year-ago period. Stated as a percentage of segment revenue, gross profit amounted to 22.8% in 1996 versus 36.8% in 1995.

    SG&A expenses totaled $3,187,000 (34.7% of total revenues) in the six months ended June 30, 1996 compared to $2,831,000 (31.6% of total revenues) in the same 1995 period. Excluding the incremental overhead costs associated with the new business lines, 1996 year-to-date SG&A expenses were virtually unchanged from the comparative prior-year period.

    Other expense, net amounted to $502,000 in the first two quarters of 1995 principally as a result of losses from the Company's Mexican joint venture, as described previously in the quarter-over-quarter discussion. Consistent with the quarterly trends, interest income, net fell to $17,000 in the 1996 year-to-date period from $100,000 in the comparable 1995 period due to the diminished levels of investable funds during the current year. Interest expense incurred by the Company during the six months ended June 30, 1996 totaling $84,000 was capitalized as part of the plant construction projects at its Baytown, Texas facility.

CAPITAL RESOURCES AND LIQUIDITY

    Losses sustained by the Company during the past three quarters, coupled with the aggressive capital spending program undertaken in 1995 in conjunction with the execution of its growth strategy, have severely weakened the Company's liquidity. At June 30, 1996, the Company had a working capital deficit of $4,791,000, including $4,435,000 in outstanding bank indebtedness which is included as a component of current liabilities as discussed in the following paragraphs.

    During the six months ended June 30, 1996, the Company used net cash of $635,000 in its operating activities. While the net loss for the period of $1,164,000 was more than offset by depreciation, amortization and other non-cash expenses, cash consumed to satisfy working capital requirements during the six-month period amounted to $795,000, including approximately $314,000 for the funding of expenses accrued in prior periods for the expected costs of ongoing litigation and claims related to a former subsidiary, Gibraltar Chemical Resources, Inc. ("Gibraltar").

    Through June 30, 1996, year-to-date capital expenditures totaled $4,173,000, including $3,119,000 related to the construction of two new process facilities as part of the Company's ongoing expansion efforts. These include plants for the production of distillate fuels from spent motor oil and motor fuel feedstocks, and for the recycling of used oil filters and absorbents. The distillate fuels plant began its mechanical check-out and start-up process during the 1996 second quarter and testing and evaluation continued through July, with full-scale operation of the plant commencing in August. The filter recycling plant became operational in April 1996. The Company anticipates additional capital spending of approximately $550,000 will be required during the 1996 third and fourth quarters in connection with the completion of these facilities. Certain other capital expenditures previously planned for 1996 have been deferred or suspended to conserve cash resources in light of the Company's strained liquidity position.

    Funding for the Company's operating and investing activities during the six months ended June 30, 1996 came from borrowings under its bank credit facility. During this period, the Company borrowed the remaining $1,940,000 available under its bank term loan facility to fund certain capital expenditures, resulting in total outstanding term debt at June 30, 1996 of $2,435,000. Such amount consists of two notes with an original aggregate amount of $2,500,000 payable quarterly, including interest, over periods of five and seven years. In addition, the Company has a revolving credit facility with the Bank which provides a line of credit of up to $4,000,000 (including letters of credit), subject to a borrowing base as defined, for working capital and general corporate purposes. At June 30, 1996, the Company had outstanding borrowings of $2,000,000 and letters of credit of $1,467,000 under the revolving line of credit. Subsequent to June 30, 1996, outstanding borrowings under the revolving credit facility increased to $2,550,000; consequently, no additional borrowings are available to the Company under its existing bank credit facilities.

    As discussed in Note 2 of Notes to Consolidated Financial Statements, as of June 30, 1996, the Company was in violation of one of the restrictive covenants contained in its credit agreement with Bank One, Texas, N.A. Consequently, the entire outstanding balance has been classified as a current liability. If the Company is unable to obtain forebearance from the bank and the maturity of amounts due under the credit agreement is accelerated, the Company does not have adequate financial resources to retire the debt. As a result, the Company's operations may be negatively impacted.

    The Company's operating results improved somewhat during the 1996 second quarter from the previous quarter, and management expects further improvements over the remainder of the year as a result of the new distillate fuels production facility and continued growth and enhanced operating efficiencies of its used oil collection and filter recycling businesses. However, no assurances can be given that such improvements will occur or that they will resolve the Company's liquidity problem in a timely fashion.

    The Company has previously announced its intention to acquire substantially all of the assets and assume certain liabilities of PORI International, Inc. ("PORI") and is continuing to negotiate the specific terms of that proposed transaction. Additionally, management, assisted by the Company's investment bankers and financial consultants, has been pursuing debt and private placement equity financing of its acquisition/expansion strategy and such efforts are ongoing; however, to date the necessary financing has not been obtained. There can be no assurance that such financing will be secured or that the PORI acquisition will ultimately be consummated.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    Except as set forth below, there have been no material developments in the legal proceedings described in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and its Quarterly Report on Form 10-Q for the period ended March 31, 1996.

    On August 31, 1995 in the State District Court of Jefferson County, Texas, a suit styled ALLEN V. HARVEY INDUSTRIES, INC., was filed against Gibraltar, the Company's former subsidiary, and approximately 28 other defendants by approximately 700 plaintiffs. During discovery, the plaintiffs determined that the nature of the services provided by Gibraltar at the subject manufacturing facility could not support the allegations made against it. Accordingly, pursuant to plaintiffs' instruction, on June 4, 1996, an order was entered by the Court dismissing Gibraltar from this litigation.

    A suit styled ADAMS V. AMERICAN ECOLOGY ENVIRONMENTAL SERVICES CORPORATION, F/K/A GIBRALTAR CHEMICAL RESOURCES, INC. was filed on August 7, 1996 in the State District Court of Tarrant County, Texas against Gibraltar by certain individuals. The plaintiffs claim that they have experienced personal injury and property damage which are alleged to have been caused by the operation of Gibraltar. The plaintiffs demand recovery of unspecified monetary damages and injunctive relief based on various legal grounds including negligence, assault and battery, and intentional infliction of emotional distress. Discovery has not yet begun in this case. The Company may be obligated to indemnify the purchaser of Gibraltar for certain losses resulting from the claims asserted by the plaintiffs. While the Company disputes the material allegations of the plaintiffs suit and intends to vigorously defend the litigation, it is unable to determine the likelihood of an unfavorable outcome at this time.

ITEM 2.  CHANGES IN SECURITIES

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    As discussed in Note 2 of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity," the Company was not in compliance with one of the restrictive covenants required under the terms of its bank credit agreement at June 30, 1996, placing the Company in technical default. The Company was not in default on its scheduled payments of principal and interest with respect to its outstanding bank indebtedness.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 21, 1996, the Company held its Annual Meeting of Shareholders ("Annual Meeting") for which the Company solicited proxies on behalf of the Board of Directors of the Company. At the Annual Meeting, four proposals were submitted to a vote of the shareholders: (i) election of four members of the Board of Directors, (ii) ratification of the appointment of KPMG Peat Marwick LLP as the Company's independent auditor for the year ending December 31, 1996, (iii) approval of the Company's 1996 Non-Employee Director Stock Option Plan, and (iv) approval of a one-for-two reverse stock split.

    The number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as to each of the matters voted on at the Annual Meeting are as follows:


                                                      Results of Voting
                                                      -----------------

                                     For         Against    Withheld   Abstained  Nonvotes
                                     ---         -------    --------   ---------  --------
Election of Directors
    CLASS A DIRECTOR
         Stewart Cureton, Jr.      3,153,491      39,800        --            --       --

    CLASS B DIRECTORS
         John Mobley               4,623,652          --        --            --       --
         T.M. Mobley               4,623,652          --        --            --       --
         Michael M. Stark          4,623,652          --        --            --       --

Ratification of Auditor           49,396,811      26,500        --         6,500       --

Approval of 1996
    Non-Employee Director
    Stock Option Plan             48,904,846     499,310        --        15,350    10,305

Approval of One-for-Two
    Reverse Stock Split*          49,312,681      47,425        --        59,400    10,305




*As previously announced, the Company did not proceed with its proposed one-for-two reverse stock split.

    ITEM 5.   OTHER INFORMATION

    In the Proxy Statement for its 1996 Annual Meeting of Shareholders, the Company proposed a one-for-two reverse stock split ("Reverse Split") of the Company's Class A and Class B Common Stock. However, on May 23, 1996 the Company announced that it would not proceed with the proposed action. After considering the Company's circumstances and the potential consequences of the Reverse Split, the board of directors believed that the interests of the shareholders would be best served by not proceeding with the proposed action as authorized at the annual shareholders' meeting. As a result, the Company's Class A Common Stock is no longer traded on the NASDAQ National Market System, but is now quoted on the OTC Bulletin Board.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Exhibit
Number     Description
- ------     -----------

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




Date: August 19, 1996