Form 10-Q
period 1996-09-30
MOBLEY ENVIRONMENTAL SERVICES INC
filed 1997-01-06
CIK 877356

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                 ------------

                                   FORM 10-Q

              {X} Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the quarter period ended September 30, 1996

                                      OR

              { } Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the transition period from ___ to ___

                        Commission File Number 0-19497


                                 ------------


                      MOBLEY ENVIRONMENTAL SERVICES, INC.
            (Exact name of registrant as specified in its charter)

               DELAWARE                                          75-2242963
    (State or other jurisdiction of                           (I.R.S. Employer
     Incorporation or organization)                          Identification No.)

          4415 E. GREENWOOD
            BAYTOWN, TEXAS                                          77520
(Address of principal executive offices)                          (Zip Code)


      Registrant's telephone number, including area code:  (281) 383-7033

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes   /X/   No      .
                                        ------     -----

     The number of shares outstanding of the registrant's common stock, as of December 15, 1996 was 4,155,097 shares of Class A Common Stock, $.01 par value and 4,680,196 shares of Class B Common Stock, $.01 par value.

    THIS ENTIRE FORM 10-Q IS SUBJECT TO FORM 12B-25 FILED NOVEMBER 14, 1996.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      MOBLEY ENVIRONMENTAL SERVICES, INC.
                                   FORM 10-Q
                                     INDEX



PART I - FINANCIAL INFORMATION                                           PAGE
                                                                         ----
Item 1.   Financial Statements (Unaudited)

          -  Consolidated Balance Sheets - September 30,
             1996 and December 31, 1995                                    3

          -  Consolidated Statements of Operations - Three
             Months and Nine Months Ended September 30, 1996
             and 1995                                                      4

          -  Consolidated Statement of Stockholders' Equity -
             Nine Months Ended September 30, 1996                          5

          -  Consolidated Statements of Cash Flows - Nine
             Months Ended September 30, 1996 and 1995                      6

          -  Notes to Consolidated Financial Statements                    7

Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  12



PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                               15

Item 2.   Changes in Securities                                           15

Item 3.   Defaults Upon Senior Securities                                 15

Item 4.   Submission of Matters to
           a Vote of Security Holders                                     15

Item 5.   Other Information                                               15

Item 6.   Exhibits and Reports on Form 8-K                                16

Signatures                                                                17

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      MOBLEY ENVIRONMENTAL SERVICES, INC.

                          Consolidated Balance Sheets
                             (dollars in thousands)
                                 (unaudited)


                                                                                  September 30,    December 31,
                        ASSETS                                                        1996             1995
                                                                                  ------------     -----------
Current assets:
    Cash and cash equivalents                                                       $    750         $  1,476
    Trade receivables, less allowance for doubtful accounts of
      $257 at December 31, 1995                                                          190            2,836
    Prepaid expenses and other current assets                                            440              582
    Net assets available for sale                                                      9,140               --
                                                                                    --------         --------
      Total current assets                                                            10,520            4,894

    Property, plant and equipment, net                                                   256           12,837
    Excess of purchase price over fair value of net assets acquired, net                  --            1,122
    Other assets, net                                                                    274              244
                                                                                    --------         --------
                                                                                    $ 11,050         $ 19,097
                                                                                    --------         --------
                                                                                    --------         --------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                                               $  4,906         $     70
    Accounts payable                                                                     794            1,306
    Accrued expenses                                                                   2,804            3,613
                                                                                    --------         --------
      Total current liabilities                                                        8,504            4,989

Long-term debt, excluding current portion                                                 --              490
Other long-term liabilities                                                               --              166
Deferred income taxes                                                                    148              846
                                                                                    --------         --------
    Total liabilities                                                                  8,652            6,491
                                                                                    --------         --------

Stockholders' equity:
    Preferred stock; $.01 par value; 2,000,000 shares authorized;
      none issued                                                                         --               --
    Common stock; $.01 par value:
      Class A; 15,000,000 shares authorized, 4,155,097 and 4,085,343 shares issued and outstanding at September 30, 1996 and
         December 31, 1995, respectively                                                  42               41
      Class B; 10,000,000 shares authorized, 4,764,903 shares issued and 4,680,196 shares outstanding at September 30, 1996;
         4,834,657 shares issued and 4,749,950 shares outstanding
         at December 31, 1995                                                             48               49
    Additional paid-in capital                                                        25,159           25,159
    Accumulated deficit                                                              (22,531)         (12,251)
    Deferred compensation costs under restricted stock agreements                       (312)            (384)
    Treasury stock; 84,707 shares of Class B common stock, at cost                        (8)              (8)
                                                                                    --------         --------
      Total stockholders' equity                                                       2,398           12,606

    Commitments and contingencies
                                                                                    --------         --------

                                                                                    $ 11,050         $ 19,097
                                                                                    --------         --------
                                                                                    --------         --------

See accompanying notes to consolidated financial statements.

                      MOBLEY ENVIRONMENTAL SERVICES, INC.

                     Consolidated Statements of Operations
               (dollars in thousands, except per share amounts)
                                  (unaudited)


                                                     Three Months Ended September 30,         Nine Months Ended September 30,
                                                     --------------------------------         -------------------------------
                                                         1996                 1995                1996                1995
                                                     -----------           ----------          ----------          ----------
Revenues                                             $        --                   --                  --                  --
Cost of revenues                                              --                   --                  --                  --
                                                     -----------           ----------          ----------          ----------

    Gross profit                                              --                   --                  --                  --

General and administrative
    expenses                                                  75                   75                 225                 225
                                                     -----------           ----------          ----------          ----------

    Operating loss                                           (75)                 (75)               (225)               (225)

Other income (expense)                                        --                   --                  --                  --
                                                     -----------           ----------          ----------          ----------

    Loss from continuing operations
       before income taxes                                   (75)                 (75)               (225)               (225)

Income taxes                                                  --                   --                  --                  --
                                                     -----------           ----------          ----------          ----------

    Loss from continuing operations                          (75)                 (75)               (225)               (225)
                                                     -----------           ----------          ----------          ----------

Discontinued operations:
    Provision for loss on disposal of
       waste management services
       segment, net of income tax
       benefit of $698 in the three-
       month and nine-month periods
       ended September 30, 1996                           (7,621)                  --              (7,621)                 --

    Provision for losses during phase-out
       period of waste management
       services segment                                     (331)                  --                (331)                 --

    Net income (loss) from operations of
       waste management services seg-
       ment, net of income tax expense
       of $14 and $19 in the three-month
       and nine-month periods ended
       September 30, 1995                                   (960)                 244              (1,768)                195

    Net income (loss) from operations
       of oilfield services segment, net
       of income tax expense of $4
       and $29 in the three-month
       and nine-month periods ended
       September 30, 1995                                   (130)                  64               (335)                  90
                                                     -----------           ----------          ----------          ----------
       Income (loss) from
         discontinued operations                          (9,042)                 308             (10,055)                285
                                                     -----------           ----------          ----------          ----------

       Net income (loss)                             $    (9,117)                 233             (10,280)                 60
                                                     -----------           ----------          ----------          ----------
                                                     -----------           ----------          ----------          ----------

    Net income (loss) per share:
       Continuing operations                         $     (0.01)               (0.01)              (0.02)              (0.03)
       Discontinued operations                             (1.02)                0.04               (1.14)               0.04
                                                     -----------           ----------          ----------          ----------
                                                     $     (1.03)                0.03               (1.16)               0.01
                                                     -----------           ----------          ----------          ----------
                                                     -----------           ----------          ----------          ----------

    Weighted average number of
       common shares outstanding                       8,835,293            8,726,597           8,835,293           8,224,084
                                                     -----------           ----------          ----------          ----------
                                                     -----------           ----------          ----------          ----------


See accompanying notes to consolidated financial statements.

                       MOBLEY ENVIRONMENTAL SERVICES, INC.

                 Consolidated Statement of Stockholders' Equity
                      Nine Months Ended September 30, 1996
                             (dollars in thousands)
                                   (unaudited)




Preferred Stock - none issued                                        $      --
                                                                     ---------
Class A Common Stock:
  Balance at December 31, 1995                                              41
  Conversion of Class A Common Stock (69,754 shares)                         1
                                                                     ---------
    Balance at September 30, 1996                                           42
                                                                     ---------
Class B Common Stock:
  Balance at December 31, 1995                                              49
  Conversion into Class B Common Stock (69,754 shares)                      (1)
                                                                     ---------
    Balance at September 30, 1996                                           48
                                                                     ---------

Additional Paid-In Capital - Balance at
  December 31, 1995 and September 30, 1996                              25,159
                                                                     ---------
Accumulated Deficit:
  Balance at December 31, 1995                                         (12,251)
  Net loss                                                             (10,280)
                                                                     ---------
    Balance at September 30, 1996                                      (22,531)
                                                                     ---------

Deferred Compensation Costs Under Restricted Stock Agreements:
  Balance at December 31, 1995                                            (384)
  Amortization of unearned compensation                                     72
                                                                     ---------
    Balance at September 30, 1996                                         (312)
                                                                     ---------


Treasury Stock - Balance at December 31, 1995 and September 30, 1996        (8)
                                                                     ---------

      Total stockholders' equity at September 30, 1996               $   2,398
                                                                     ---------
                                                                     ---------


See accompanying notes to consolidated financial statements.

                       MOBLEY ENVIRONMENTAL SERVICES, INC.

                      Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (unaudited)


                                                                               Nine Months Ended September 30,
                                                                               -------------------------------
                                                                                    1996               1995
                                                                               ------------         ----------
Cash flows from operating activities:
Net income (loss)                                                               $   (10,280)        $       60
  Adjustments to reconcile net income (loss) to net cash
    used by operating activities:
  Provision for loss on disposal and losses during phase-out period
     of waste management services segment                                             8,650                 --
  Provision for restructuring charges                                                   650                 --
  Depreciation and amortization                                                       2,016              1,720
  Deferred income tax benefit                                                          (698)                --
  Equity in loss and loss on sale of joint venture                                       --                323
  Deferred compensation costs under restricted stock agreements                          72                 95
  Gain on disposal of assets                                                             --                (41)
  Changes in certain operating assets and liabilities:
    Trade receivables                                                                  (400)              (141)
    Prepaid expenses and other current assets                                          (101)               333
    Other assets                                                                        (30)                33
    Accounts payable                                                                    577             (1,972)
    Accrued expenses                                                                   (736)              (944)
                                                                               ------------         ----------
         Net cash used by operating activities,
           including discontinued operations                                           (280)              (534)
                                                                               ------------         ----------

Cash flows from investing activities:
  Capital expenditures                                                               (4,792)            (2,329)
  Asset acquisition                                                                      --               (786)
  Proceeds from sale of joint venture investment and other assets                        --              1,378
  Other investing activities, net                                                        --                (75)
                                                                               ------------         ----------
         Net cash used by investing activities,
           including discontinued operations                                         (4,792)            (1,812)
                                                                               ------------         ----------



Cash flows from financing activities:
  Net borrowings under revolving line of credit                                       2,550                 --
  Proceeds from term debt borrowings                                                  1,940                 --
  Principal payments on long-term debt                                                 (144)            (1,764)
                                                                               ------------         ----------
         Net cash provided (used) by financing activities,
           including discontinued operations                                          4,346             (1,764)
                                                                               ------------         ----------

Net decrease in cash and cash equivalents                                              (726)            (4,110)

Cash and cash equivalents at beginning of period                                      1,476              7,471
                                                                               ------------         ----------

Cash and cash equivalents at end of period                                     $        750         $    3,361
                                                                               ------------         ----------
                                                                               ------------         ----------


See accompanying notes to consolidated financial statements.

                          MOBLEY ENVIRONMENTAL SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   SEPTEMBER 30, 1996
                                     (unaudited)

(1)  BASIS OF PRESENTATION

     The accompanying financial statements present the consolidated accounts of Mobley Environmental Services, Inc. (the "Company") and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, of a normal and recurring nature and necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 1996, and the consolidated results of operations and cash flows for the periods presented herein. Interim results are not necessarily indicative of results for a full year. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these financial statements in accordance with generally accepted accounting principles. Actual results could differ from those estimates.

(2)  PENDING ASSET SALES AND DISCONTINUED OPERATIONS

     Due to the Company's inability to secure, on acceptable terms, the capital resources necessary to continue the implementation of its strategic plans to expand its hydrocarbon recycling business, and after considering the attendant risks of continuing to pursue such strategy in light of its severely strained liquidity, in September 1996, the Company's Board of Directors determined that the divestiture of its operations was in the best interests of the Company and its shareholders. Subsequently, on October 30, 1996 and November 1, 1996, the Company executed letters of intent to sell substantially all of its operating assets in two separate transactions. The proposed transactions and their impact on the Company's consolidated financial statements are described in the following paragraphs.

     SALE OF WASTE MANAGEMENT SERVICES ASSETS & DISCONTINUANCE OF BUSINESS SEGMENT. On October 30, 1996, the Company signed a letter of intent with United States Filter Corporation ("USF") to sell substantially all of the assets related to its waste management services activities. Under the terms of the letter of intent, the Company will receive $8.0 million in shares of USF common stock (registered with the Securities and Exchange Commission) in exchange for such assets, and can earn up to an additional $4.0 million in USF common stock based on the performance of the business during the two years following its sale, currently anticipated to be completed by March 31, 1997. Additionally, USF will assume certain liabilities (accounts payable and accrued expenses) as part of the transaction. The letter of intent further specifies that the sales price of the assets will be adjusted upward or downward based on the level of net assets, as defined, at the time of closing. Completion of the transaction is subject to final negotiation and signing of a definitive acquisition agreement, which is expected to contain standard conditions to closing, including board and shareholder approval and due diligence, and the distribution of an Information Statement describing the proposed transaction to the Company's shareholders. The net assets which are the subject of the letter of intent are shown in the accompanying September 30, 1996 consolidated balance sheet as "net assets available for sale" at their estimated net realizable value as determined by the aforementioned terms, less anticipated transaction costs of approximately $450,000. Such assets had a net book value at September 30, 1996 (net of assumed liabilities) of approximately $14,965,000. As a result of the pending sale, the Company recorded a charge of $7,621,000 (net of a deferred income tax benefit of $698,000) during the three-month and nine-month periods ended September 30, 1996, representing the estimated loss on the disposal of the business segment, including certain required capital expenditures prior to the sale amounting to approximately $900,000. In determining the estimated loss on disposal, only the $8.0 million guaranteed portion of the sales price was considered (i.e., that portion which is contingent on the future performance of the business was ignored). The Company estimates that it will incur additional operating losses in this business segment, after the allocation of certain overhead and interest costs, amounting to approximately $331,000 during the phase-out period from October 1, 1996 to March 31, 1997. A provision for such estimated net losses has been made in the accompanying consolidated statements of operations for the three-month and nine-month periods ended September 30, 1996.

     SALE OF OILFIELD SERVICES ASSETS AND DISCONTINUANCE OF BUSINESS SEGMENT.
On November 1, 1996, the Company signed a letter of intent with Dawson Production Services, Inc. ("Dawson") to sell substantially all of the assets related to its oilfield services business. Under the terms of the letter of intent, the Company will receive $5,000,000 and a subordinated note in the amount of $500,000, due two years after the closing date, in exchange for such assets. Completion of the sale, expected in January 1997, is subject to final negotiation and signing of a definitive acquisition agreement, which is expected to contain standard conditions to closing, including board approval and due diligence. The assets which are the subject of the letter of intent have a net book value, based on historical cost adjusted for accumulated depreciation and amortization, of approximately $2,494,000, and are shown in the accompanying September 30, 1996 consolidated balance sheet as "net assets available for sale" at that carrying amount. The results of operations associated with the discontinued segment through the anticipated disposal date, after allocation of certain overhead and interest costs, are not expected to result in a loss and consequently, no additional losses have been reflected in the accompanying statements of operations for the three months and nine months ended September 30, 1996. The Company expects to record a gain upon completion of the sale, after estimated transaction costs of $250,000, amounting to approximately $2,750,000.

     In anticipation of the planned divestitures and after consideration of the Company's ongoing operational needs, the Company recorded certain restructuring charges during the 1996 third quarter. Such charges, totaling $650,000, included employee severance obligations, costs associated with the relocation and recruitment of personnel, and other related expenses.

     The Company's two business segments, waste management services and oilfield services, have been accounted for as discontinued operations, and accordingly, their operations have been segregated in the accompanying consolidated statements of operations. The revenues, operating costs and expenses, other income and expense, and income taxes for the three-month and nine-month periods ended September 30, 1996 and 1995, have been reclassified for amounts associated with the discontinued segments. General and administrative expenses allocated to continuing operations have been estimated based upon anticipated ongoing costs following completion of the proposed asset divestitures. In light of the pending asset divestitures and related business reorganization, management has elected to allocate selling, general, and administrative expenses, other income and expense and restructuring expenses between the discontinued business segments based on the ratio of segment revenues to total revenues. Such allocation method differs from that used in presenting certain information about the Company's business segments in its annual report on Form 10-K for the years ended December 31, 1995, 1994 and 1993. Income taxes have been allocated based on the effective tax rate.

     Operating results and the estimated loss on disposal of the Company's waste management services segment for the three-month and nine-month periods ended September 30, 1996 and 1995 are as follows (in thousands of dollars):


                                                    Three Months                 Nine Months
                                                 Ended September 30,          Ended September 30,
                                                 -------------------          -------------------
                                                 1996           1995          1996            1995
                                             ----------       --------      ---------      ---------
Revenues                                     $    4,619       $  3,723      $  11,716      $  10,575
Cost of revenues                                  3,734          2,476          9,300          7,017
                                             ----------       --------      ---------      ---------

  Gross profit                                      885          1,247          2,416          3,558

Selling, general, and administrative
  expenses, including allocated
  amounts                                         1,247          1,032          3,602          3,080

Restructuring expenses, including
  allocated amounts                                 510             --            510             --
                                             ----------       --------      ---------      ---------

  Operating income (loss)                          (872)           215         (1,696)           478

Other income (expense), including
  allocated amounts                                 (88)            43            (72)          (264)
                                             ----------       --------      ---------      ---------

  Income (loss) before
     income taxes                                  (960)           258         (1,768)           214

Income tax expense (benefit)                         --             14             --             19
                                             ----------       --------      ---------      ---------
  Net income (loss) from operations
     of waste management services
     segment                                  $    (960)      $    244      $  (1,768)     $     195
                                             ----------       --------      ---------      ---------
                                             ----------       --------      ---------      ---------

Provision for losses from operations
  of waste management services
  segment during phase-out period,
  recognized in the third quarter
  of 1996                                    $     (331)      $     --      $    (331)     $      --
                                             ----------       --------      ---------      ---------
                                             ----------       --------      ---------      ---------

Provision for loss on disposal of waste
  management services segment,
  recognized in the third quarter of
  1996:
     Asset valuation adjustment              $   (7,268)            --         (7,268)            --
     Write-off of excess of purchase
        price over fair value of net
        assets acquired                          (1,051)            --         (1,051)            --
     Deferred income tax benefit                    698             --            698             --
                                             ----------       --------      ---------      ---------

                                             $   (7,621)            --      $  (7,621)            --
                                             ----------       --------      ---------      ---------
                                             ----------       --------      ---------      ---------


     Operating results of the Company's oilfield services segment for the three-month and nine-month periods ended September 30, 1996 and 1995 are as follows (in thousands of dollars):

                                          Three Months          Nine Months
                                      Ended September 30,   Ended September 30,
                                      -------------------   -------------------
                                        1996       1995       1996       1995
                                       ------     ------     ------     ------

Revenues                               $1,132     $1,181     $3,212     $3,298
Cost of revenues                          796        798      2,401      2,136
                                       ------     ------     ------     ------

  Gross profit                            336        383        811      1,162

Selling, general, and administrative
  expenses, including allocated
  amounts                                 305        328        987        961

Restructuring expenses, including
  allocated amounts                       140         --        140         --
                                       ------     ------     ------     ------

  Operating income (loss)                (109)        55       (316)       201

Other income (expense), including
  allocated amounts                       (21)        13        (19)       (82)
                                       ------     ------     ------     ------

  Income (loss) before
    income taxes                         (130)        68       (335)       119

Income tax expense (benefit)               --          4         --         29
                                       ------     ------     ------     ------

  Net income (loss) from operations
    of oilfield services segment       $ (130)    $   64     $ (335)    $   90
                                       ------     ------     ------     ------
                                       ------     ------     ------     ------

  At September 30, 1996, the net assets of the Company's waste management services segment are recorded at their estimated net realizable value and the net assets of its oilfield services segment are recorded at their net book value, and are included in the accompanying consolidated balance sheet as "net assets available for sale". Such assets are summarized as follows (in thousands of dollars):

                                             Waste
                                           Management  Oilfield
                                            Services   Services    Total
                                            --------   ---------   ------

Trade receivables                             2,546        500      3,046
Other current assets                            220         23        243
Property, plant and equipment, net           13,427      1,971     15,398
Excess of purchase price over fair
    value of net assets acquired, net         1,051         --      1,051
Other assets, net                                31         --         31
Provision for loss on disposal of waste
    management services segment              (8,319)        --     (8,319)
Current liabilities                          (2,310)        --     (2,310)
                                             ------     ------     ------

    Net assets available for sale            $6,646     $2,494     $9,140
                                             ------     ------     ------
                                             ------     ------     ------

(3)  NOTES PAYABLE

     The Company has a credit agreement (the "Credit Agreement") dated
June 2, 1995 with Bank One, Texas, N.A. (the "Bank") that provides up to $6,500,000 in available credit for the Company through June 1997. Under the terms of the Credit Agreement, the Company may borrow, subject to a defined borrowing base, up to $4,000,000 under a revolving line of credit (including up to $1,800,000 in letters of credit) for working capital and general corporate purposes, and up to $2,500,000 under a term loan facility for purposes of acquiring certain eligible equipment.

     At September 30, 1996, the Company had borrowed the full $2,500,000 available under the term loan portion of the Credit Agreement, consisting of two notes in the original amounts of $700,000 (payable quarterly over five years) and $1,800,000 (payable quarterly over seven years). Both notes bear interest at 8.25%. The outstanding balance of these notes at September 30, 1996 was $2,356,000.

     At September 30, 1996, $2,550,000 was outstanding under the revolving credit agreement and $1,448,000 in letters of credit had been issued under such line of credit. Such amount has a maturity date of June 2, 1997 and bears interest, payable quarterly, at the Bank's prime rate (8.25% at September 30, 1996).

     The Credit Agreement contains restrictive covenants which include the maintenance of minimum tangible net worth, as defined, and certain financial ratios. The Company has not been in compliance with certain covenant requirements since June 30, 1996, placing it in technical default. Consequently, the Company has classified the entire outstanding balance as a current liability.

(4)  COMMITMENTS AND CONTINGENCIES

     LETTERS OF CREDIT. At September 30, 1996, a letter of credit in the amount of $1,281,000 had been provided by the Company to its insurance carrier in connection with its workers' compensation, general liability and auto liability insurance policies. Additionally, the Company has provided a letter of credit to the Texas Natural Resource Conservation Commission ("TNRCC") in the amount of $167,000 to secure the payment of fines assessed Gibraltar Chemical Resources, Inc. ("Gibraltar"), the Company's former subsidiary, by the TNRCC in connection with the December 1994 settlement of certain litigation.

     LITIGATION AND VARIOUS OTHER CLAIMS. The Company continues to defend various claims resulting from the operations of its former subsidiary, Gibraltar, which was sold effective December 31, 1994. As of December 23, 1996, six such lawsuits were pending, one of which is asserted as a class action. Certain of the claimants seek compensatory and punitive damages for alleged personal injury and property damage caused by operations and emissions of Gibraltar's hazardous waste disposal facility. Additionally, one claimant seeks permanent closure of the facility and civil penalties as the remedy for alleged violations by Gibraltar of environmental protection statutes and endangerment to public health and the environment.

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

     The Company, based on consultation with its legal counsel, believes that its liability insurance coverage, combined with presently established accruals, adequately address its potential exposure for the foregoing matters. However, the Company has been notified by its insurance carrier that it disputes the Company's interpretation of its pollution liability insurance coverage and policy limitations applicable to the foregoing claims. While the Company is vigorously pursuing a favorable resolution of this dispute through a declaratory judgment action against its insurance carrier, it is unable to determine the likelihood of an unfavorable outcome at this time.

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

     The Company has been named as a potentially responsible party with respect to a State of Texas superfund site. The Company has recorded an accrual for its estimated exposure in connection with this matter, the amount of which is not material to the consolidated financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's business involves providing diverse environmental and field-related services to industrial, governmental, and commercial markets, specializing in the collection, transportation, treatment, recycling and management of a wide variety of non-hazardous liquid hydrocarbons, oil filters, absorbents and related materials. Additionally, through its oilfield services segment, the Company provides services for managing liquids used or produced during the lifecycle of oil and gas wells.

     The following discussion is designed to assist in the understanding of the Company's financial condition as of September 30, 1996, as well as the Company's operating results for the three-month and nine-month periods ended September 30, 1996. Certain material events affecting the business of the Company are discussed in Item 1 of this report. The Notes to Consolidated Financial Statements contained detailed information that should be read in conjunction with this discussion.

PENDING ASSET SALES, DISCONTINUED OPERATIONS AND RESTRUCTURING CHARGES

     Due to the Company's inability to secure, on acceptable terms, the capital resources necessary to continue the implementation of its strategic plans to expand its hydrocarbon recycling business, and after considering the attendant risks of continuing to pursue such strategy in light of its severely strained liquidity, in September 1996, the Company's Board of Directors determined that the divestiture of its operations was in the best interests of the Company and its shareholders. Subsequently, on October 30, 1996 and November 1, 1996, the Company executed letters of intent to sell substantially all of its operating assets in two separate transactions. Because of the pending sales, results of operations of the Company's two business segments have been accounted for as discontinued operations in the accompanying consolidated financial statements. The proposed transactions and their impact on the Company's consolidated financial statements are described in the following paragraphs.

     SALE OF WASTE MANAGEMENT SERVICES ASSETS & DISCONTINUANCE OF BUSINESS SEGMENT. On October 30, 1996, the Company signed a letter of intent with United States Filter Corporation ("USF") to sell substantially all of the assets related to its waste management services activities. Under the terms of the letter of intent, the Company will receive $8.0 million in shares of USF common stock (registered with the Securities and Exchange Commission) in exchange for such assets, and can earn up to an additional $4.0 million in USF common stock based on the performance of the business during the two years following its sale, currently anticipated to be completed by March 31, 1997. Additionally, USF will assume certain liabilities (accounts payable and accrued expenses) as part of the transaction. The letter of intent further specifies that the sales price of the assets will be adjusted upward or downward based on the level of net assets, as defined, at the time of closing. Completion of the transaction is subject to final negotiation and signing of a definitive acquisition agreement, which is expected to contain standard conditions to closing, including board and shareholder approval and due diligence, and the distribution of an Information Statement describing the proposed transaction to the Company's shareholders. The net assets which are the subject of the letter of intent are shown in the accompanying
September 30, 1996 consolidated balance sheet as "net assets available for sale" at their estimated net realizable value as determined by the aforementioned terms, less anticipated transaction costs of approximately $450,000. Such assets had a net book value at September 30, 1996 (net of assumed liabilities) of approximately $14,965,000. As a result of the pending sale, the Company recorded a charge of $7,621,000 (net of a deferred income tax benefit of $698,000) during the three-month and nine-month periods ended September 30, 1996, representing the estimated loss on the disposal of the business segment, including certain required capital expenditures prior to the sale. In determining the estimated loss on disposal, only the $8.0 million guaranteed portion of the sales price was considered (i.e., that portion which is contingent on the future performance of the business was ignored). The Company estimates that it will incur additional operating losses in this business segment, after the allocation of certain overhead and interest costs, amounting to approximately $331,000 during the phase-out period from October 1, 1996 to March 31, 1997. A provision for such estimated net losses has been made in the accompanying consolidated statements of operations for the three-month and nine-month periods ended September 30, 1996.

     SALE OF OILFIELD SERVICES ASSETS AND DISCONTINUANCE OF BUSINESS SEGMENT. On November 1, 1996, the Company signed a letter of intent with Dawson Production Services, Inc. ("Dawson") to sell substantially all of the assets related to its oilfield services business. Under the terms of the letter of intent, the Company will receive $5,000,000 and a subordinated note in the amount of $500,000, due two years after the closing date, in exchange for such assets. Completion of the sale, expected in January 1997, is subject to final negotiation and signing of a definitive acquisition agreement, which is expected to contain standard conditions to closing, including board approval and due diligence. The assets which are the subject of the letter of intent have a net book value, based on historical cost adjusted for accumulated depreciation and amortization, of approximately $2,494,000, and are shown in the accompanying September 30, 1996 consolidated balance sheet as "net assets available for sale" at that carrying amount. The results of operations associated with the discontinued segment through the anticipated disposal date, after allocation of certain overhead and interest costs, are not expected to be material and consequently, such amounts have not been reflected in the accompanying statements of operations for the three months and nine months ended September 30, 1996. The Company expects to record a gain upon completion of the sale, after estimated transaction costs of $250,000, amounting to approximately $2,750,000.

     In light of the planned divestitures and after consideration of its ongoing operational needs, the Company recorded certain restructuring charges during the 1996 third quarter. Such charges, totaling $650,000, included employee severance obligations, costs associated with the relocation and recruitment of personnel, and other related expenses.

     The net effect of the proposed transactions and related charges described in the preceding paragraphs on the results of operations for the three-month and nine-month periods ended September 30, 1996 approximated $8.6 million, and is summarized as follows (in thousands of dollars):

         Provision for loss on disposal of waste management
           services segment                                        $   8,319
         Provision for losses during phase-out period of
           waste management services segment                             331
         Deferred income tax benefit                                    (698)
                                                                   ---------
                                                                       7,952

         Restructuring charges                                           650
                                                                   ---------

               Total                                               $   8,602
                                                                   ---------
                                                                   ---------

RESULTS OF OPERATIONS

     Revenues for the three months ended September 30, 1996 amounted to $5,751,000, compared to $4,904,000 in the comparable period of 1995, an increase of 17.3%. On a segment basis, revenues from waste management services increased 24.1% during the 1996 three-month period, primarily the result of the continued growth of its used oil and filter recycling business lines, which commenced operations during the 1995 third quarter. Revenues in the oilfield services segment of the Company's business declined nominally in the 1996 third quarter compared to the same period a year ago. During the nine months ended September 30, 1996, total revenues amounted to $14,928,000, compared to $13,873,000 in the corresponding 1995 period, an increase of 7.6%. During this same period, waste management services revenues increased 10.8%, while revenues from oilfield services remained relatively flat. The net increase in waste management services revenue in the year-to-date period was largely impacted by the aforementioned start-up of two new business lines, partly offset by a decline in revenues from hydrocarbon/water separations services caused by a severe regional drought which greatly diminished fluid volumes during the first half of 1996.

     Gross profit for the quarter ended September 30, 1996 amounted to $1,221,000 compared to $1,630,000 in the same 1995 period. The gross profit margin in the waste management services segment amounted to roughly 19.2% in the 1996 third quarter, compared to 33.5% in 1995. Similarly, on a year-to-date basis, gross profit for the 1996 nine-month period totaled $3,227,000, versus $4,720,000 in the corresponding period of 1995. Waste management services gross profit as a percentage of segment revenue fell to 20.6% from 33.6% in the year-ago period. The marked decline in margin was primarily attributable to unusually high costs associated with various operational issues surrounding the recently constructed used oil and filter recycling facilities and, to a lesser extent, reduced profitability in the hydrocarbon/water separations business as a result of the volume shortfall referred to in the preceding paragraph. During the quarter ended September 30, 1996, the gross profit margin from oilfield services activities fell slightly from that of the 1995 quarter, while on a year-to-date basis, such decline was more pronounced. Gross profit margins in this segment were negatively impacted by an unfavorable business mix and increased operating costs during the first half of 1996.

     Comparatively higher selling, general and administrative expenses during the 1996 quarter and year-to-date periods were primarily the result of incremental overhead costs associated with the start-up and development of the aforementioned new business lines.

     In connection with the pending sales discussed previously, the Company recorded a deferred income tax benefit of $698,000 during the three-month and nine-month periods ended September 30, 1996, representing a reduction in deferred income tax liabilities. No other income tax expense or benefit was recognized during these periods.

CAPITAL RESOURCES AND LIQUIDITY

     The substantial losses sustained by the Company, coupled with the significant capital requirements necessary to support its expansion strategy, have severely weakened the Company's liquidity, substantially consuming its cash resources and exhausting its borrowing capacity. Capital spending during the 1996 nine-month period amounted to approximately $4.8 million, primarily relating to the construction of two new processing facilities as part of the continued development of the Company's used oil and filter recycling business lines. Such expenditures were funded largely through bank borrowings. At September 30, 1996, outstanding bank indebtedness totaled
$4.9 million and no additional borrowings were available under the Company's existing bank credit facilities. The Company has been in violation of certain covenant requirements of its bank credit agreement since June 30, 1996, placing it in technical default. The Company plans to retire the outstanding indebtedness with the proceeds from the asset sales discussed previously.

     Presently, it is contemplated that all or substantially all of the $8.0 million in USF common stock received at the time of the closing of the sale of its waste management services assets will be immediately sold. Cash from the USF stock sale, along with the proceeds from the sale of the oilfield services assets, are expected to result in net proceeds totaling approximately $7.4 million after repayment of the outstanding bank indebtedness and transaction expenses. Such net proceeds will be used to fund the current liabilities retained by the Company following the sales, with the remaining surplus cash expected to initially be deployed in short-term investments. The Company anticipates that ongoing general and administrative expenses will be reduced to approximately $300,000 annually upon completion of the sale, and expects earnings from investments to largely offset such costs. The amounts described herein are approximate and based on the Company's current estimates. Furthermore, there can be no assurance that such amounts will actually be realized.

     In addition to the aforementioned proceeds, under the terms of the letters of intent for the proposed asset sales, the Company may receive up to $4.0 million in USF common stock during the two-year period following the sale based on the performance of the hydrocarbon recycling business and will receive a $500,000 subordinated note receivable from Dawson related to the sale of the oilfield services assets with a maturity two years following the closing date.

     Because of its indemnification obligations related to the sale of Gibraltar, as well as potential indemnity obligations with respect to the asset sales to USF and Dawson, and in light of the ongoing litigation (described in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and subsequent 1996 Quarterly Reports on Form 10-Q), the Company, based on consultation with legal counsel, does not currently anticipate making a distribution to stockholders in the foreseeable future. While the Company may investigate new business opportunities that arise, the nature and probability of any investments which might result from such investigations cannot be determined.

     In the event that either or both of the sales transactions described previously are not consummated, the Company's Board of Directors may seek to sell some or all of the Company's assets to another purchaser or purchasers. The Company's inability to consummate the contemplated sales as planned in a timely manner could have a material adverse effect on the Company's consolidated financial position and liquidity.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Except as set forth in the following paragraph, there have been no material developments in the legal proceedings described in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and its Quarterly Reports on Form 10-Q for the periods ended March 31 and June 30, 1996.

     In a suit filed against the Company in August, 1992 styled MONCRIEF V. GIBRALTAR CHEMICAL RESOURCES, INC. in State District Court in Smith County, Texas, plaintiffs owning property in the vicinity of Gibraltar's hazardous waste facility in Winona, Texas asserted that the value of their land had been diminished as a result of the alleged emission of objectionable odors from Gibraltar's facility. The Company defended the claim in a jury trial which resulted in inconsequential damages being awarded to the plaintiffs on November 7, 1996. However, the verdict is subject to appeal in accordance with applicable rules of civil procedure.

ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     As discussed in Note 3 of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources and Liquidity," the Company has not been in compliance with certain restrictive covenants required under the terms of its bank credit agreement since June 30, 1996, placing it in technical default. The Company is not in default on its scheduled payments of principal and interest with respect to its outstanding bank indebtedness.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Exhibit
Number    Description
-------   -----------
27        Financial Data Schedule (submitted only in electronic format)


REPORTS ON FORM 8-K

     A Form 8-K Current Report dated November 13, 1996 was filed by the Company to announce the signing of letters of intent for the sale of substantially all of its operating assets in two separate proposed transactions.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           MOBLEY ENVIRONMENTAL SERVICES, INC.
                           (Registrant)




                           /s/ Michael M. Stark
                           ----------------------------------------
                           Michael M. Stark
                           President and Chief Executive Officer




                           /s/ W. Christopher Chisholm
                           ----------------------------------------
                           W. Christopher Chisholm
                           Vice President and Chief Financial Officer
                           (Principal Accounting Officer)




Date: January 6, 1997