Form 10-K
period 1996-12-31
MOBLEY ENVIRONMENTAL SERVICES INC
filed 1997-05-19
CIK 877356

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K

                          FOR ANNUAL AND TRANSITION REPORTS
                       PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

/ X / ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required, effective October 7, 1996) For the Fiscal Year Ended December 31, 1996

                                          OR

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 (No Fee Required)
         For the transition period from __________ to __________

                            COMMISSION FILE NUMBER 0-19497

                         MOBLEY ENVIRONMENTAL SERVICES, INC.
                (Exact name of registrant as specified in its charter)

              DELAWARE                           75-2242963
    (State or other jurisdiction of    (I.R.S. Employer Identification No.)
    incorporation or organization)

                  4415 E. GREENWOOD
                   BAYTOWN, TEXAS                  77520
    (Address of principal executive offices)     (Zip Code)

         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (281) 383-7033

             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

    Title of Each Class      Name of Each Exchange on Which Registered
    -------------------      -----------------------------------------
           None                                 None

             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    CLASS A COMMON STOCK, $.01 PAR VALUE PER SHARE
                                   (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  / X /  No  /   /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant at May 1, 1997, based on the closing price as reported by the OTC Bulletin Board as of such date, was estimated to be $1,041,788.

The number of shares outstanding of the registrant's common stock, as of May 1, 1997 was 4,155,097 shares of Class A Common Stock, $.01 par value and 4,680,196 shares of Class B Common Stock, $.01 par value.

                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of an Information Statement filed by Registrant with the Commission, and mailed to shareholders, on May 9, 1997 are incorporated by reference into
Part I.

         THIS ENTIRE FORM 10-K IS SUBJECT TO FORM 12B-25 FILED APRIL 1, 1997.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K INDEX


                                        PART I

                                                                   Page Number
                                                                   -----------
Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .  14

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . .  16

                                       PART II

Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters . . . . . . . . . . . . . . . . . . . . . .  16

Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . .  17

Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations . . . . . . . . . . . . . . . . . . . . .  18

Item 8.  Financial Statements and Supplementary Data . . . . . . . . . . .  26

Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure. . . . . . . . . . . . . . . . . . . . . .  26

                                       PART III

Item 10. Directors and Executive Officers of the Registrant. . . . . . . .  26

Item 11. Executive Compensation. . . . . . . . . . . . . . . . . . . . . .  29

Item 12. Security Ownership of Certain Beneficial Owners and Management. .  35

Item 13. Certain Relationships and Related Transactions. . . . . . . . . .  36

                                       PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K .  37

         Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . .  42

                                        PART I

ITEM 1.  BUSINESS

GENERAL

    Mobley Environmental Services, Inc. (the "Company") provides diverse environmental and field-related services to industrial, governmental and commercial markets, and specializes in the collection, transportation, treatment, recycling, and management of a wide variety of non-hazardous liquid hydrocarbons, oil filters, absorbents, and related materials. Prior to January 20, 1997, as discussed below, the Company also provided oilfield services, including transporting, marketing, storing, and disposing of various liquid materials used or produced as waste throughout the lifecycle of oil and gas wells.

    The Company was formed in July 1991 for the purpose of combining the businesses of Gibraltar Chemical Resources, Inc. ("Gibraltar"), Mobley Company, Inc. ("Mobley Co."), and Mobley Group, Inc. which had been under common management since their inception. Shareholders of the predecessor companies received shares of the Company's Class B Common Stock in exchange for their shares of common stock of these companies, and certain of the principal shareholders of the Company sold to the Company for cash certain assets used in the business of the predecessor companies. As a result of the foregoing transactions, Gibraltar and Mobley Co. became wholly-owned subsidiaries of the Company and Mobley Group, Inc. was merged into the Company.

    The Company's oilfield services business was founded in 1943, primarily for the recycling of tank bottoms, an oilfield waste material which was processed and used to make specialty polishes and waxes. Based on the experience of certain of the Company's principal shareholders in establishing and operating several businesses managing chemicals and liquid and solid wastes, including the operation of oilfield salt water disposal wells, in 1980 the Company expanded into the hazardous waste treatment and disposal business through its Gibraltar subsidiary with the construction of a deepwell and related facilities in Winona, Texas. Additional facilities for waste-derived fuels blending and solvent recycling were added at the Gibraltar site in 1986 and 1987 and a second deepwell was completed in 1991. As discussed below and in Note 3 of Notes to Consolidated Financial Statements set forth in Item 8 herein, the Company completed the sale of Gibraltar on December 31, 1994. Since that time, the Company has not been involved in the commercial management of hazardous wastes.

    In 1987, the Company expanded its waste management services activities to include the collection and treatment of non-hazardous, hydrocarbon-laden wastes for customers outside the oil and gas industry and opened its initial oily waste treatment facility in Kilgore, Texas. Subsequently, in 1991 and 1993, additional treatment facilities for the processing of non-hazardous hydrocarbon-laden fluids commenced operations in Corsicana, Texas and Baytown, Texas, respectively. These treatment and recycling plants are supported by a network of seven transportation terminals and transfer facilities in Texas, Arkansas, and Louisiana. In 1995, the Company, through a newly-formed subsidiary, Hydrocarbon Technologies, Inc., broadened its hydrocarbon recycling and recovery activities to include the collection and marketing of used oil and oil filter collection and recycling through the acquisition of the assets of a group of three related recycling companies. Additionally, as part of a strategic business plan, construction of two new facilities for the recycling of used motor oil and fuel mixtures into higher-value finished products for sale and the processing and recycling of used oil filters, absorbents and related materials was completed during 1996. See "Business Strategy and Background of the Transaction" herein.

    On October 30, 1996 and April 25, 1997, respectively, the Company executed a letter of intent and definitive asset acquisition agreement (filed as Exhibit 10.26 to this Form 10-K) with United States Filter Corporation
("U.S. Filter") for the sale of its
hydrocarbon recycling and recovery assets (the "Transaction"). The Transaction is expected to be consummated by May 31, 1997. See "Business Strategy and Background of Transaction" herein, Note 2 of Notes to Consolidated Financial Statements set forth in Item 8 herein, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in Item 7 herein.

    On January 20, 1997, the Company completed the sale of the assets used in its oilfield services business to Dawson Production Services, Inc. ("Dawson"). See "BUSINESS--Oilfield Services" herein, Note 2 of Notes to Consolidated Financial Statements set forth in Item 8 herein, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in Item 7 herein.

RESTRUCTURING AND DIVESTITURE OF HAZARDOUS WASTE OPERATIONS

    In late 1993, management developed and began implementation of a restructuring plan for Gibraltar. Such restructuring was precipitated by a general decline in the hazardous waste services industry during 1992 and 1993 as a result of an increasingly competitive and changing market, trends toward recycling/recovery and waste minimization by industrial waste generators, as well as the effects of a recessionary economy. In addition, Gibraltar was negatively impacted by a series of regulatory and legal issues. After a period of continued operating losses, in light of management's ongoing assessment of changed conditions in the hazardous waste market, and considering the significance of Gibraltar's regulatory issues and future capital requirements, in late 1993, the Company's senior management and Board of Directors determined that the divestiture of its hazardous waste business was in the best interests of the Company and its shareholders. On May 10, 1994 the Company entered into a definitive agreement (the "Stock Purchase Agreement") for the sale of all of the outstanding shares of common stock of Gibraltar to American Ecology Corporation ("AEC"). The sale of Gibraltar was completed effective December 31, 1994. See
Note 3 of Notes to Consolidated Financial Statements set forth in Item 8 herein.

    The Company made extensive warranties and representations in the Stock Purchase Agreement, including the absence of any liabilities arising prior to closing other than those disclosed to AEC. The Company is required to indemnify AEC for all losses resulting from breaches of warranties and representations and pending or future claims or proceedings resulting from circumstances existing prior to closing through June 30, 1996 (or in the case of tax, environmental and ERISA claims, through June 30, 1998). The maximum liability of the Company under such indemnity with respect to undisclosed claims is $3.0 million; there is no limit with respect to disclosed liabilities. See Note 13 of Notes to Consolidated Financial Statements set forth in Item 8 herein for further information regarding certain obligations and contingent liabilities relating to Gibraltar.

    The Company had also formed a joint venture called Pro Ambiente, S.A. de C.V. ("Pro Ambiente"), with Cemex, S.A. de C.V. ("Cemex") in March of 1993 to collect organic hazardous wastes and blend hazardous waste fuels for certain cement kilns operated by Cemex in Mexico. After the divestiture of Gibraltar and the Company's decision to focus on its non-hazardous hydrocarbon recycling business, and in light of the economic uncertainties in Mexico, the Company sold its interest in the joint venture to Cemex in July 1995. See Note 5 of Notes to Consolidated Financial Statements set forth in Item 8 herein.

BUSINESS STRATEGY AND BACKGROUND OF THE TRANSACTION

    Having exited the hazardous waste industry with the year-end 1994 sale of Gibraltar and the mid-1995 divestiture of its interest in Pro Ambiente, the Company's focus has been on the continued growth and development of its non-hazardous hydrocarbon recycling and recovery business. In anticipation of the Gibraltar sale, the Company sought to develop a strategic business plan to maintain and enhance its financial position upon the divestiture of Gibraltar, and to achieve long-term profitability for the Company in the face of changing conditions in the waste management services industry. Through this planning process, management identified significant market opportunities in the business of non-hazardous hydrocarbon recycling and recovery. The Company's Board of Directors and management believed that its core skills in managing liquid hydrocarbon wastes, combined with its experience in processing industrial oily wastes, formed a solid foundation for a business expansion into more advanced hydrocarbon recycling and recovery technologies. The strategic plan developed by the Company contemplated growth through process enhancement projects, as well as through the acquisition of complementary existing business operations.

    In particular, through its strategic review process, the Company developed a business plan that included (i) acquisitions of small used oil collection operations in geographic areas where the Company was already active in the oily waste business; (ii) installation of a distillate fuels production facility at the Company's Baytown, Texas processing complex to manufacture value-added products from recovered hydrocarbon waste streams; (iii) installation of a filter recycling plant at its Baytown facility for the recycling of used oil filters, absorbents and related materials; (iv) aggressive marketing of the Company's new services to its existing industrial customer base; and (v) exploration of new geographic and service markets for further expansion. Management also believed that it would become increasingly important for the Company to develop the skills and capabilities necessary to provide on-site treatment services to its larger industrial clients in light of industry trends toward waste minimization and recycle/recovery.

    As an initial step in the implementation of this plan, the Company identified the used motor and industrial oils, filter, and antifreeze collection and recycling businesses as a promising expansion opportunity for its existing non-hazardous high water-content hydrocarbon recycling and recovery business, by providing used oil and oil filter feedstock for the manufacture of value-added finished products at facilities to be constructed in Baytown, Texas. Based on the studies and analysis conducted by management, it determined that much of the used oil and oil filter collection was currently performed by small operators characterized by limited capital resources who lacked the enhanced processing capabilities to add value to the products collected. Accordingly, the Company pursued and eventually completed the acquisition of certain assets of a group of three related recycling companies in July 1995. Simultaneously, the Company continued its due diligence on the industry in general, its targeted business markets, and the specific distillate fuels production and filter recycling facilities most feasible for accomplishment of the Company's objectives. To assist in this process, the Company engaged several consultants to provide needed information regarding capital costs, relevant industry data, price relationships, and general project economics. Management's market research and industry analysis culminated in specific plans for the engineering and construction of a distillate fuels production facility and oil filter recycling facility.

    Engineering of the two new processing facilities began in April 1995; however, permitting issues and contractor delays pushed commencement of construction to the third quarter of that year. Construction of the filter recycling facility was completed by the end of the 1996 first quarter and the plant began operations in April of that year. The distillate fuels production facility began its mechanical checkout and startup process during the 1996 second quarter; however, as a result of various technical and operational issues, an extended testing and evaluation period delayed full-scale operation of the plant until August, 1996.

    In October 1995, the Company engaged Cureton and Co., Incorporated
("Cureton & Co."), an investment banking and business advisory firm, to assist it with the investigation and possible financing of other business combination opportunities that had come to the Company's attention during the course of its strategic planning, industry analysis, and due diligence. With the assistance of Cureton & Co., the Company investigated possible relationships or affiliations with a variety of entities whose operations might be a feasible expansion of, or complementary to, the Company's existing operations or those contemplated under its strategic plan. Of the discussions undertaken by management, PORI International, Inc. ("PORI"), based in Baltimore, Maryland, emerged as a candidate for serious consideration due to its longstanding reputation in the treatment of oily wastes on customers' sites, its historic development of oil/water separations technologies, and its established presence as a consolidator of used oil from collectors in the Middle Atlantic region of the United States. On March 11, 1996, the Company's discussions with PORI culminated in a letter of intent to acquire substantially all of PORI's assets and assume certain of its liabilities with completion of the transaction subject to, among other things, the Company's ability to secure the necessary financing.

    Although initial inquiries indicated financial institutions to be a potential source of financing, it also became evident that significant equity infusions would be required to complete the PORI acquisition and to otherwise carry out the Company's overall expansion plans. In an effort to secure equity financing, the Company prepared a detailed business plan that described the opportunities for growth and the plan for the development of the business, including financial projections. In addition to the acquisition of PORI, the plan contemplated several follow-on business acquisitions in targeted geographic regions, the expansion of its used oil and filter collection capabilities, and the construction of new facilities for oil/water processing, distillate fuels production, and oil filter recycling. Financing necessary to effectuate the entire plan was estimated to require approximately $34.5 million in excess of internally-generated funds over a three-year period.

    The Company incurred operating losses during the 1996 first and second quarters of $672,000, or $0.08 per share, and $492,000, or $0.06 per share, respectively. Such disappointing financial results reflected the impact of an extended regional drought which severely impaired fluid volumes, revenues, and the related profitability of the Company's oil/water separations business. In addition to the effect of the drought conditions, this core business was also impacted by the ongoing decline of fluids associated with underground storage tank remediation activities. While such event-driven volumes were partially offset by an increase in production-oriented oily wastes, the change in business mix toward more difficult-to-treat waste streams resulted in diminished profit margins. Additionally, competitive pressures in the Company's oilfield services business, along with an unfavorable shift in business mix favoring a higher proportion of lower-margin contract services revenue, reduced the profit contribution from this segment during the fourth quarter of 1995 and first quarter of 1996. Further, because of the startup nature of its used oil and filter collection and recycling activities, compounded by delays in bringing the new processing facilities on-line, these new business lines made virtually no contribution to operating profit during this period. The operating losses sustained by the Company, coupled with the aggressive capital spending program associated with the execution of its growth strategy, significantly weakened the Company's liquidity over the first half of 1996. By the end of the 1996 second quarter, the Company had a working capital deficit of approximately $4.8 million, including $4.4 million in outstanding bank indebtedness which was classified as a current liability as a result of violations of certain restrictive covenants in its bank credit agreement. The Company's cash resources had been reduced from $1.5 million at year-end 1995 to $516,000 at June 30, 1996, and it had exhausted substantially all of its available borrowing capacity.

    As a result of the Company's deteriorated financial condition and unfavorable results of operations, bank debt financing had effectively been eliminated as a viable source of funds for the continued execution of its strategic plan. Through Cureton & Co., the Company contacted over 30 venture capitalists, private investors, and industry participants during the ensuing months of the summer of 1996 to discuss the possibilities of a private investment in the Company or other strategic alliance. Of those contacted, approximately 27 asked to review the Company's business plan, many of whom indicated interest in further investigation. Senior management was interviewed by several potential investors, and six potential investor groups toured the Company's Baytown facility to further discuss possible relationships or investment structures. Through these discussions, it became evident to management that more serious negotiations with most potential investors were thwarted by one or more issues facing the Company, including the risks associated with the unproven nature of the Company's distillate fuels production facility, and the perceived litigation exposure arising from the Company's former ownership of Gibraltar (see "LEGAL PROCEEDINGS--Claims and Legal

Proceedings Against Gibraltar" set forth in Item 3 herein and Note 13 of Notes to Consolidated Financial Statements set forth in Item 8 herein).

    Through this exhaustive process, U.S. Filter emerged as the most viable party interested in pursuing a specific transaction with the Company. After lengthy discussions, it became clear that U.S. Filter was not interested in joint ownership and would only proceed with negotiations on the basis of purchasing, with registered shares of U.S. Filter common stock as consideration, the Company's entire interest in its hydrocarbon recycling and oil/water processing business.

    In light of the Company's severely weakened financial condition and given U.S. Filter's stated interest in acquiring the Company's hydrocarbon recycling and recovery business, the Board of Directors reviewed the challenges facing the Company and discussed in general terms the alternatives available to address them. The Board and management noted that the hydrocarbon recycling and recovery industry is currently highly fragmented, but characterized by increasing consolidation, intensifying competition, and continued growth through acquisition by larger entities with greater access to financial resources than that of the Company. Among other things, the Board of Directors discussed (i) the Company's relatively small size and the resultant constraints on its ability to make significant investments in additional processing or collection businesses without an infusion of equity; (ii) the Company's inability to obtain bank financing and the unfavorable results of recent efforts to attract equity investors to fund activities contemplated by the Company's strategic business plan; (iii) the Company's default under its bank credit agreement due to its inability to maintain compliance with certain covenants contained in such agreement; and (iv) the Company's severely strained liquidity and immediate need for working capital to continue its current operations. As part of these deliberations, management and Cureton & Co. reviewed in detail with the Board of Directors the contacts that had been made with third parties regarding possible investments in, or strategic alliances with, the Company. Since such efforts had not yielded access to funds on terms acceptable to the Company, discussions were then focused on the possible acquisition of the Company's hydrocarbon recycling and recovery business by U.S. Filter as offering the best prospects for the Company and its shareholders. In conjunction with this decision, the Company abandoned its plans to acquire the assets of PORI; such assets were subsequently acquired by U.S. Filter in February 1997.

    Discussions and negotiations with U.S. Filter continued through September 1996 and during this period management and Cureton & Co. continued to respond to inquiries from other parties who had expressed an initial interest in a possible investment in the Company; however, none of these inquiries resulted in a formal offer. On October 9, 1996, the Company's Board of Directors met and reviewed with management and Cureton & Co. the status of such negotiations. Based on the progress of those discussions, and the terms of the outstanding offer from U.S. Filter, the Company's Board authorized the Company to enter into a letter of intent pursuant to which the Company would sell to U.S. Filter the net assets of the Company's hydrocarbon recycling and recovery business in consideration for U.S. Filter common stock having an aggregate exchange value of $8.0 million, plus the right to receive additional shares of U.S. Filter common stock with an exchange value of up to $4.0 million upon the attainment of certain financial performance goals in the two-year period following the sale. The Company executed a letter of intent with U.S. Filter on October 30, 1996, and thereafter, U.S. Filter continued its due diligence business review of the Company. Senior management of the Company, assisted by Cureton & Co. and legal counsel, and U.S. Filter then began negotiating the terms of a definitive asset purchase agreement. Matters negotiated during this time included the terms of the consideration to be received by the Company, including among others, finalization of the formula pursuant to which the number of shares of U.S. Filter common stock issuable to the Company would be determined, the specific terms regarding the contingent U.S. Filter common stock that may be earned by the Company, the nature and scope of representations and warranties to be given by the Company to U.S. Filter, the extent of indemnifications to be given by each party to the other party, and specific conditions precedent to closing of the Transaction. The negotiations between the Company and U.S. Filter continued through April 16, 1997 and resulted in approval by the Company's Board of Directors of a definitive Asset Purchase Agreement (the "Agreement") (filed as Exhibit 10.26 to this Form 10-K) on that date, subject to subsequent modifications as may be deemed appropriate by the Company's executive officers, financial advisors, and legal counsel. Such Agreement was executed on April 25, 1997.

    Additional information regarding the sale of the Company's hydrocarbon recycling and recovery business to U.S. Filter is contained in an Information Statement to the Company's shareholders dated May 9, 1997. A definitive filing of such Information Statement with the Securities and Exchange Commission was made on that date.

MARKET DEMAND FACTORS

    In recent years, the demand for the Company's waste management services has resulted primarily from public concern over the quality of the environment and ensuing adoption and enforcement of increasingly stringent federal, state and local environmental laws and regulations. These laws and regulations have increased the costs and potential liabilities associated with handling of wastes, including used oil. Governmental regulation has also caused a number of commercial treatment and disposal facilities to close, as many have been unable to meet the increasingly strict siting and operating standards imposed by RCRA and other applicable laws. Furthermore, many generators of hazardous and non-hazardous wastes have chosen not to maintain their own treatment and disposal facilities or to develop the technical expertise necessary to assure regulatory compliance. Accordingly, many generators have sought to have their waste streams managed by firms that possess collection, recycling, treatment, transportation and disposal capabilities and have the expertise and financial capacity necessary to comply with applicable environmental regulations.

    Additionally, concerns by generators about long-term liability has led the industry toward waste minimization and recycle/recovery and thus have significantly changed the market for both hazardous and non-hazardous waste treatment and disposal in recent years, as waste generators continue to look for ways to reduce or reuse the wastes they generate. Many generators and other purchasers of waste management services have attempted to decrease the number of providers of these services they utilize in response to liability concerns. The Company believes that these trends will continually force waste management services firms to focus on technological innovation, sound waste-tracking capabilities and a heightened commitment to customer service and responsiveness. It has been the Company's intention to be responsive to these needs in the expansion of its hydrocarbon recycling business.

    The hydrocarbon recycling and recovery industry--particularly the oil and filter recycling markets--is undergoing fundamental change. Currently, these markets are highly fragmented, consisting primarily of many small companies and relatively few major firms. The Company believes that continued regulatory scrutiny and a growing awareness of the benefits of proper recycling practices will continue to stimulate industry-wide consolidation, and it sees a growing need for waste minimization and on-site services. These factors are expected to reinforce the demand for hydrocarbon recycling and recovery firms with multiple capabilities.

BUSINESS SEGMENTS

    See Note 2 of Notes to Consolidated Financial Statements set forth in Item 8 herein for information regarding the Company's business segments.

WASTE MANAGEMENT SERVICES

    Since the divestiture of Gibraltar at year-end 1994, the waste management services provided by the Company have consisted of the collection, transportation, treatment, recycling, and management of non-hazardous liquid industrial hydrocarbons, off-specification motor fuels, used oils, oil filters, absorbents and related materials. These activities are collectively referred to herein as "hydrocarbon recycling and recovery".

    TREATMENT AND RECYCLING OF OIL-WATER AND FUEL-WATER MIXTURES
    The Company treats selected non-hazardous oily fluids through phase separation processes as a part of its hydrocarbon recycling and recovery services. These oily fluids consist primarily of three types: industrial oily fluids, off-specification motor fuels, and underground storage tank remediation fluids. Oily fluids are broken into separate phases through the addition of chemicals, heat, agitation, and mechanically-enhanced gravity separation. Off-specification motor fuels and underground storage tank remediation fluids are similarly processed at segregated facilities. The water recovered from the above mixtures is treated and discharged to a local sewer system, and reclaimed oil is marketed as industrial fuel. Recycled motor fuel is marketed as refinery feedstock. The Company currently operates three hydrocarbon recycling and recovery facilities in Baytown, Kilgore, and Corsicana, Texas. Sources of oily fluids managed as used oils include industrial and manufacturing operations and transportation activities. Sources of motor fuel-water mixtures managed as off-specification motor fuels include motor fuel distribution, transportation, and retailing activities. Underground storage tank fluid sources include underground storage tank corrective action, removal, and groundwater remediation activities.

    COLLECTION ACTIVITIES
    The Company transports high-water oily fluids using vacuum tank trucks and other transports dedicated to the waste management business. The Company collects motor fuel-water mixtures, as well as waste lubricants, machine coolants, and other hydrocarbon-laden fluids, from industrial, manufacturing, and transportation operations. Prior to treatment, these materials may be held temporarily at one of the Company's transfer facilities. The Company also uses its collection equipment to provide in-plant support services to industrial companies and environmental engineering firms engaged in remediating groundwater problems, cleaning up spills, or pumping and transporting industrial liquids and sludges within their own plant sites.

    USED OIL COLLECTION AND RECOVERY SERVICES
    As a result of the asset acquisition in July 1995 described in Note 4 of Notes to Consolidated Financial Statements set forth in Item 8 herein, the Company began the collection and marketing of used lubricating oils from various sources, including automobile and truck dealers, transportation fleets, automotive garages, oil change outlets, service stations, industrial plants, and other businesses. Currently, the majority of this used oil is acquired with no fee payments to or from the generator. Additionally, the Company currently acquires certain quantities of used oil from other collectors, and typically pays the collectors for this material based on the quantities and quality of the used oil acquired. This purchased oil was formerly aggregated with the oil from the Company's own collection activities and sold unprocessed to fuels blenders for use as a fuel in certain industrial applications for which such oil is suitable. With the startup of its distillate fuels production facility in the 1996 second quarter, the Company began utilizing substantially all of the used oil it collects and purchases as feedstock for the manufacture of distillate fuel products, including marine diesel oil blendstock, light distillates, and asphalt flux. Such conversion of used oils into higher-value finished products allows the Company to derive revenue from the sale of such products it sells into relatively large commodity markets. The new plant is designed to process nominally 19.0 million gallons of feedstock annually, including both used oils and mixed motor fuels. Although the plant initially achieved such production rates for short periods of time, technical problems and operational issues associated with startup of the used oil processing operations prevented it from sustaining these throughput levels. As a result, the plant's monthly production averaged 800,000 gallons during the period from August 1996 to December, 1996 compared to its used oil processing capacity of 1.2 million gallons per month. This production shortfall, as well as a later-than-expected plant completion, materially impacted the decline in the Company's liquidity during 1996. Management believes that certain capital improvements to the plant, which are currently underway and scheduled to be completed in the 1997 second quarter, will enable the plant to approach or achieve its design and operating cost expectations.

    FILTER COLLECTION AND RECYCLING SERVICES
    Similarly, with the aforementioned asset acquisition, the Company began the collection and recycling of used oil filters. In this business line, the Company derives revenues from the fees it charges customers to manage used oil filters and related products, as well as from the sale of the recovered products, as described below. Containers (generally 55-gallon drums) of used automotive and industrial filters and absorbents are typically collected from customers using the Company's collection fleet and aggregated at selected sites in its network of transfer facilities. These filters are then transported to the Company's Baytown filter recycling facility, which commenced operations in April 1996. Prior to the completion of its recycling plant, the Company utilized a third-party processor to recycle the spent filters. The new filter processing plant shreds, separates and recycles used oil filters into three reusable components--used oil, filter fluff, and metal. The recovered used oil is utilized as feedstock for the distillate fuels production facility described in the preceding paragraph. The filter fluff is utilized as an alternative fuel source for approved industrial users where possible, or otherwise properly managed. The recovered metal is marketed as feedstock for regional "mini-mills" in the steel-producing industry. The new facility is estimated to have a single-shift processing capacity of approximately 97,000 drum equivalents of filters annually.

    ANALYTICAL SERVICES
    The Company provides analytical services through two laboratory facilities in Baytown and Kilgore that are integral to its ability to manage recyclable hydrocarbons and used oil properly. These captive laboratory facilities perform tests on the waste streams of customers and potential customers which enable the Company to determine the optimal means of recycling or treatment. These tests also allow the Company to determine whether or not it has the capability of accepting the waste stream, determine whether the wastes conform to the customer's pre-approved waste profile, and to estimate the cost of managing the wastes. The Company's internal analytical capabilities are supplemented through the use of outside commercial laboratories as needed.

OILFIELD SERVICES

    Until the recent sale of its oilfield services assets described in the following paragraph, the Company's strategy with respect to this business was to maintain its operations in east Texas, but not to expand such services to other geographic regions. This business segment consisted of the transportation, management and disposal of various liquids which are used or produced as waste in the drilling, completion, and production operations of oil and gas wells. In particular, the Company had extensive capabilities in supplying fluids and the necessary storage tanks for massive hydraulic fracture treatments prevalent in its oilfield market in east Texas. The Company operated a fleet of specialized trucks, some of which were also used in its hydrocarbon recycling operations, for pumping and transporting oilfield drilling fluids and oilfield liquid waste, including produced salt water, and it rented to customers portable tanks for well stimulation services and temporary fluids storage. The Company operated three salt water disposal wells in east Texas. In addition, the Company sold clear brine fluids which are used in well completion, workover, and fracturing operations.

    In light of its decision to sell the assets of its hydrocarbon recycling and recovery business, the Company's Board of Directors evaluated the remainder of the Company's assets and business activities, including its oilfield services business. Given the relatively high administrative costs of operating a business as small as the oilfield services business on a stand-alone basis, and the rather limited growth opportunities available to the Company for this business (either internally or through acquisition), the Board of Directors concluded that a sale of the business was in the best interest of the Company. The Company, with the assistance of Cureton & Co., prepared a memorandum describing this segment of the Company's business, including its assets, key personnel and historical and anticipated pro forma operating results. The memorandum was distributed to numerous potentially interested parties, and an offer by Dawson to acquire the oilfield services business was deemed to be superior to the expressions of interest by other parties. Dawson's offer was deemed superior to the other expressions of interest received given its recent experience in completing similar acquisitions, its industry reputation and base of operations in the Company's general market area, as well as its financial capabilities. On November 1, 1996, the Company executed a letter of intent to sell to Dawson substantially all of its oilfield services assets and such sale was completed on January 20, 1997 pursuant to a definitive asset purchase agreement (filed as Exhibit 10.27 to this Form 10-K). The Company received approximately $4.9 million in cash and a subordinated note for $500,000 (filed as Exhibit 10.28 to this Form 10-K), due in January 2002, as proceeds from the sale. The cash proceeds were used to reduce the Company's outstanding bank indebtedness by $3.3 million, fund transaction expenses of approximately $255,000 and for working capital purposes. See Note 2 of Notes to Consolidated Financial Statements set forth in Item 8 herein for related information regarding this segment of the Company's business.

CUSTOMERS AND MARKETING

    The Company provides its waste management services to large and small-stream generators of recyclable hydrocarbons engaged in the manufacturing, transportation, steel, refining, chemical, automotive, and other industries.
The Company derives a substantial portion of its revenues from customers in Texas, Louisiana, and Arkansas. A substantial portion of the Company's customers have used its services on an ongoing basis, although no single customer accounted for more than 10% of the Company's consolidated revenues in 1996.

    Waste streams are generally received by the Company pursuant to continuing contracts which are terminable upon 30 days notice of either party and which do not obligate either the customer to deliver, or the Company to accept, any specific quantities of waste. The Company's waste management services are marketed directly by its sales force. In addition to targeting small-stream generators who require more value-added service, the sales force targets medium-to-large companies who have large volumes of waste, and seeks to increase the quantities of material managed on behalf of each existing customer by serving more of the customer's locations and managing additional types of waste streams.

COMPETITION

    The Company competes with numerous large and small companies in its waste management services business. Among its primary competitors are Allwaste, Inc., Laidlaw Environmental, Inc., Safety-Kleen Corp., Specialty Environmental Services, Philip Environmental and World Fuel Services, Inc. Each of these companies is able to provide one or more of the waste management services offered by the Company or alternative services, and many of the Company's competitors have access to greater financial resources than does the Company.
In addition, the Company competes with other local or smaller regional companies, many of which are privately-owned, that have hydrocarbon recycling capabilities or that collect and market used oil. The Company believes that the principal competitive factors in its markets for the waste management services it offers are customers' ability to audit and approve competing waste treatment and recycling facilities, comprehensiveness and quality of services, the degree of sophistication of the treatment and recycling services offered (including the number and types of materials capable of being processed), the availability of alternative technologies, the physical proximity of facilities to customers, and price.

REGULATION

    The Company is subject to comprehensive and continuously evolving regulation by federal, state, and local authorities. These authorities are empowered to regulate compliance with extensive environmental laws, regulations, and ordinances. Federal environmental statutes affecting the business of the Company include, but are not limited to, the Resource Conservation and Recovery Act of 1976 ("RCRA"), the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), Superfund Amendments and Reauthorization Act of 1986 ("SARA"), the Safe Drinking Water Act, as amended (the "SDW Act"), the Clean Air Acts of 1970 and 1972, as amended (the "Clean Air Acts"), the Clean Water Act of 1972, as amended (the "Clean Water Act"), and the Occupational Safety and Health Administration Act ("OSHA"). Such statutes are designed to address management of waste at active disposal facilities, clean-up and remediation of inactive hazardous waste sites, protection of public water supplies, control of air quality standards, and exposure to toxic substances and other forms of pollution in the workplace. These laws provide significant penalties for violators, as well as continuing liability for waste generators, owners, and operators of waste treatment facilities and others for past disposal practices. Many states have been authorized by the EPA to enforce regulations promulgated under various federal environmental statutes. The state of Texas has authority to administer most of the regulations related to RCRA as well as regulate the management of non-hazardous industrial wastes. In addition, there are numerous state and local authorities that further regulate the environment, some of which impose standards stricter than those established in federal laws and regulations. Penalties for violations of applicable laws or regulations include injunctive relief, recovery of damages for injury to air, water or property, and fines for non-compliance.

    In September 1992, the United States Environmental Protection Agency
("EPA") finalized regulations that govern the management of used oils destined for recycling. Although used oil is not classified as a hazardous waste under federal law, certain states do regulate used oil as hazardous. The new regulations address several areas of environmental risks that caused environmental problems at used oil recycling facilities in the past, and contain specific requirements for generators, transporters, and used oil processors. The Texas Natural Resource Conservation Commission ("TNRCC") has adopted rules that essentially implemented the EPA regulations in Texas effective March 26, 1996. In some respects, these regulations are more stringent than the EPA rules, including provisions for more frequent and comprehensive reporting and financial assurance requirements for used oil processors. The Company has built and operates its facilities to standards that meet and, in certain instances, exceed current standards.

    The Company believes that it has obtained all material permits, approvals, and authorizations required of it to operate its current hydrocarbon recycling business. However, the Company may be required to obtain additional permits, approvals, or authorizations or take substantial corrective action to retain existing permits, approvals, and authorizations at its facilities to continue current operations if new legislation or regulations are enacted or existing laws and regulations are either amended or enforced differently. The Company may in the future be required under these regulatory requirements to increase capital and operating expenditures in order to maintain current operations or initiate new operations. Under certain circumstances, the Company might be required to curtail operations until a particular problem is remedied. Although the Company cannot predict the extent to which any new legislation or regulation may affect its operations, it is possible that changes in the current environmental laws and regulations, or changes in the enforcement thereof, could have a material adverse effect on the Company's operations, earnings and competitive position.

    The waste generators serviced by the Company segregate hazardous waste from non-hazardous waste and are aware of the penalties for misrepresenting wastes. The Company requires generators of non-hazardous wastes to certify that the wastes, for which they are seeking management and recycling services, are not "hazardous" pursuant to federal regulations. The Company requires generators to submit a characterization sample, along with pertinent analytical data, prior to approval of the waste stream for collection.

    The Company is subject to enforcement actions for violations of any of its permits. Citizens are entitled to file civil actions if certain regulatory agencies fail to act on alleged violations of permits. The Company must comply with all applicable regulations including those mandated by RCRA, OSHA, CERCLA, the Clean Air Acts, the Clean Water Act, the SDW Act, and other applicable regulations. The Company must exercise care to assure that it accepts only wastes that it is authorized to manage at its various facilities. Evaluation of the source generating waste materials, written representations required of the generator, and analytical determinations (performed on samples of waste to be received) are necessary to prevent the receipt of unauthorized wastes. In addition to possible regulatory sanctions or fines associated with the receipt of unauthorized materials, the Company must be concerned with possible risks to its employees, equipment, and the environment that might result from receipt and management of unauthorized wastes. When transporting wastes, the Company is liable for any damages related to the accidental release of waste materials. Such liability extends to injuries caused to individuals, costs related to emergency response activities, and remediation of spill sites. Once wastes arrive at one of the Company's facilities, the Company must assure that there is no release of waste from tanks and containers used for interim storage. Clean-up of such releases is mandated by state regulation in the case of non-hazardous waste releases.

    Generators and transporters of hazardous substances, as well as past and present owners and operators of hazardous release sites, are made strictly, jointly and severally liable for the clean-up costs resulting from releases and threatened releases of CERCLA-regulated hazardous substances. A large portion of the materials collected by the Company are recycled or converted into materials which may be used for another purpose. The amount of material that the Company deposits at waste disposal sites is, therefore, small in relation to the volume of materials collected by the Company, and the Company has sought new treatment and processing technologies to reduce this amount even further. Additionally, the Company periodically sends some of the materials it collects to selected third party facilities for treatment and/or disposal. The Company audits third-party treatment and disposal facilities prior to shipping any materials to attempt to minimize its potential CERCLA liability at these sites. At the present time, the Company is aware of only one proceeding in which the Company may be a potentially responsible party (see "LEGAL PROCEEDINGS--Litigation and Various Other Claims" set forth in
Item 3 herein).

COMPLIANCE AND RISK MANAGEMENT

    The Company regards compliance with applicable environmental laws and regulations as a critical component of its overall operations, from providing quality service to its customers to protecting the health and safety of its employees and neighbors and protecting the Company's facilities from damage.
The Company strives to maintain the highest professional standards in its compliance activities; its internal operating requirements are in many instances more stringent than those imposed by regulation. The Company's compliance program has been developed for each of its operational facilities under the direction of the Company's compliance staff, which is responsible for facilities compliance, health and safety, field safety, compliance training, transportation compliance, and related record keeping.

    As part of the Company's continuing efforts to monitor environmental compliance, its treatment and recycling facilities are periodically inspected by its compliance staff, and also by regulators and customers. The Company believes that its facilities are in substantial compliance with all applicable requirements. Future legislation, regulatory interpretation, or administrative procedures are likely to require capital expenditures to maintain compliance, the amount of which cannot be anticipated. On certain occasions, the Company's facilities have been cited for regulatory violations, and environmental problems have been found in the facilities. The extent to which such violations and problems have affected the financial condition and results of operations of the Company is reflected in the Consolidated Financial Statements and Notes thereto set forth in Item 8 herein. The Company has compliance and health and safety representatives to oversee the implementation of the Company's compliance program at its facilities. The Company also performs periodic inspections of treatment, recycling, and disposal facilities of other firms utilized by the Company.

    The Company follows a program of risk management policies and practices designed to reduce potential liability as well as to manage customers' ongoing regulatory responsibility. This program includes employee training, laboratory testing and environmental monitoring, and policy decisions restricting the types of wastes handled or projects undertaken. The Company evaluates all revenue opportunities and declines those which it believes involve unacceptable risks.

    Typically, the Company applies established technologies to the treatment, recycling, and disposal of wastes. The Company believes its operations are conducted in a safe and prudent manner and in substantial compliance with applicable laws and regulations. There can be no assurance, however, that the Company is, in fact, in substantial compliance with such laws and regulations or that it will not be subject to fines, damages, loss of permits, or other similar consequences resulting from past, present or future violations.

INSURANCE

    The Company maintains insurance coverage for normal business risks, including workers' compensation for its employees, automobile liability, general liability, and excess liability insurance coverage. Additionally, the Company carries pollution liability insurance providing coverage for damage to third persons from pollution from its waste management facilities. Because this coverage is on a claims-made basis, the Company will be covered only if the policy is in place on the date the claim is asserted even if the Company carried insurance on the date of the event giving rise to the claim.

    As discussed in Note 13 of Notes to Consolidated Financial Statements set forth in Item 8 herein, the Company has been notified by its pollution liability insurance carrier that the carrier disputes the Company's interpretation of its pollution liability insurance coverage and policy limitations applicable to certain pending claims (see "LEGAL PROCEEDINGS--Litigation and Various Other Claims" set forth in Item 3 herein).

EMPLOYEES

    At April 30, 1997, the Company employed approximately 181 persons. Of this number, 17 were involved in corporate administrative and support functions and 164 were employed in its waste management services activities. The Company is currently not a party to any collective bargaining agreements covering its employees, has not experienced any work stoppages, and believes that relations with its employees are good.

FUTURE PLANS OF THE COMPANY

    Because of its indemnity obligations related to the sale of Gibraltar, as well as potential indemnification responsibilities with respect to the Transaction and the recent asset sale of the Company's oilfield services business (see "BUSINESS--Oilfield Services" herein), and considering the extent of ongoing litigation (see "LEGAL PROCEEDINGS" set forth in Item 3 herein and Note 13 of Notes to Consolidated Financial Statements set forth in Item 8 herein), the Company will remain in existence for the foreseeable future, but will have no operating assets after the Transaction.

    The extensive litigation involving the Company is in varying stages, with some cases in the early phases of discovery, while others are awaiting trial. The claims are unliquidated; and the Company's potential liability, even after considering potential recoveries from available insurance coverage, could exceed the amount of its assets. Accordingly, based on consultation with legal counsel (including the firms of Brown McCarroll & Oaks Hartline and Bracewell & Patterson, L.L.P.), the Company's Board of Directors believes that they are required by applicable law to hold the Company's assets as a fiduciary for potential creditors as well as the stockholders. No steps will be taken to reduce the corporate corpus of the Company by paying liquidating or other dividends to shareholders until these claims are resolved or more nearly quantified. In light of the nature and complexity of the litigation, the Company expects that it may take a period of up to several years to resolve these matters.

    As circumstances change or additional information with respect to the Company's potential indemnity obligations and litigation exposure becomes available, the Board of Directors will continue to evaluate various uses of the Company's funds. While the Company may investigate new business opportunities that arise, the nature and probability of any investments which might result from such investigations cannot be determined.

ITEM 2.  PROPERTIES

    The principal facilities of the Company are described below. Except as otherwise indicated, the Company owns all of its principal facilities. The Company has three facilities for processing and recycling certain materials managed as non-hazardous oily wastes, off-specification motor fuels, and underground storage tank remediation fluids. One of these facilities is located in Kilgore, Texas at a site which is a short distance from where the Company maintains operations offices for its local hydrocarbon recycling terminal. This facility's processing and storage area is located on a 25-acre site with an off-loading bay, tanks and other facilities for the testing and phase separation of hydrocarbon-laden fluids and storing the recovered oil for shipment by truck to the Company's distillate fuels processing facility, described below, or to approved outlets. The Company has a facility for the recycling of off-specification motor fuels and underground storage tank remediation fluids in Corsicana, Texas. This facility's processing and storage area is located on an 11-acre site with an off-loading bay, tanks and other facilities for the phase separation of motor fuels and storage of the recovered product for shipment by truck to the Company's distillate fuels plant. The construction of a separations plant near Baytown, Texas was completed in late 1993 for the recycling of oil-water mixtures, off-specification motor fuels and underground storage tank remediation fluids in separate processing units in a manner similar to that described above for the two other facilities. This operation's analytical testing, off-loading, processing and storage facilities are located on a 28-acre site that is shared with various other facilities described below.

    The Company completed construction of an oil filter recycling facility at its site in Baytown in April 1996, with an estimated single-shift processing capacity of 97,000 drum equivalents of filters annually. The oil filter and absorbent processing unit recovers high-grade scrap metal for use as steel manufacturing feedstock and filter fluff with a targeted primary outlet for use as supplemental fuel for approved industrial users. Construction of a distillate fuels production facility at the Baytown site for the manufacture of marine distillate fuels and related products from used oils and motor fuel feedstocks was substantially completed in June 1996 and various operational issues associated with startup have, until recently, hindered its ability to produce at its design throughput objective of 1,300 barrels of feedstock per day.

    The Company also owns a terminal facility adjacent to its Baytown plant consisting of approximately 6,300 square feet of office space, which also serves as an administrative corporate office. Another terminal facility near Austin, Texas, is owned and similar facilities in or near Dallas, Kilgore and San Antonio, Texas, Little Rock, Arkansas, and Baton Rouge, Louisiana are leased. These facilities provide for the dispatching of trucks and equipment to customers and providing other customer services, as well as serving as the base for regional sales activities. In most cases, such facilities also temporarily hold non-hazardous hydrocarbon-laden fluids, used oil and oil filters collected in the local service areas, but do not process or treat these materials. All materials collected are shipped by truck to one of the Company's treatment and recovery facilities discussed in the previous paragraphs.

    The Company completed the relocation of its primary corporate offices and consolidation of administrative support functions to Baytown, Texas in late 1996, utilizing the existing terminal facility referred to previously, supplemented by an additional 3,000 square feet of modular office space. The Company's previous corporate office in Kilgore, Texas, consisting of land and approximately 10,000 square feet of office space, is currently held for sale or lease.

    The Company's current mailing address is 4415 E. Greenwood, Baytown, Texas 77520. Following completion of the Transaction, the Company's mailing address will be P.O. Box 1640, Kilgore, Texas 75662.

ITEM 3.  LEGAL PROCEEDINGS

    LITIGATION AND VARIOUS OTHER CLAIMS. On January 26, 1996, Mobley Co. was notified by the Texas Natural Resource Conservation Commission that it is a potentially responsible party ("PRP") for the alleged release, during the early or mid-1980s, of hazardous substances at the McBay Oil and Gas State Superfund Site located near Grapeland, Texas. The Company has recorded an accrual for its estimated exposure in connection with this matter, the amount of which is not material to its consolidated financial statements.

    On May 3, 1996, the Company filed a complaint against National Union Fire Insurance Company of Pittsburgh, Pa. ("National Union") in the United States District Court for the Eastern District of Texas seeking declaratory judgment that National Union is obligated to indemnify the Company under three pollution legal liability insurance policies issued by National Union and that certain claims previously made by the Company with respect to such policies are not "related claims" covered by a single policy as is alleged by National Union. Subsequently, the suit in the Texas Court was dismissed and a similar petition was filed in the United States District Court, Southern District of New York. Previously, National Union had issued three pollution liability policies to the Company, each covering a different time period and each containing a provision that all claims arising out of related or continuous acts would be considered a single loss and be deemed first reported during the policy period in which the initial claim was first reported. The Company sought a declaratory judgement establishing that the foregoing provision was not applicable to claims that might arise under various lawsuits in which the Company is a defendant (see "Claims and Legal Proceedings Against Gibraltar" below).

    Additionally, in connection with its prior ownership of Gibraltar, the Company is a party to lawsuits styled WILLIAMS V. GIBRALTAR CHEMICAL RESOURCES, INC., STEICH V. GIBRALTAR CHEMICAL RESOURCES, INC. and DANIELS V. GIBRALTAR CHEMICAL RESOURCES, INC. to which Gibraltar is also a party. These lawsuits are described below.

    CLAIMS AND LEGAL PROCEEDINGS AGAINST GIBRALTAR. In connection with the sale of Gibraltar discussed in Note 3 of Notes to Consolidated Financial Statements set forth in Item 8 herein, the Company is obligated to indemnify AEC for certain claims against Gibraltar, including various legal claims and proceedings disclosed to AEC, arising from circumstances existing on or prior to the date of the sale of Gibraltar. The following items constitute material legal claims and proceedings for which the Company is obligated to indemnify
AEC:

    A suit was filed against Gibraltar in August 1992 styled MONCRIEF V. GIBRALTAR CHEMICAL RESOURCES, INC. in State District Court in Smith County, Texas by certain persons who own land in the vicinity of Gibraltar's hazardous waste facility in Winona, Texas. The suit asserts that the value of the plaintiffs' land has been diminished as a result of the alleged emission of objectionable odors from Gibraltar's facility. The plaintiffs assert various grounds for recovery of damages and seek compensatory and punitive damages. The Company defended these claims in a jury trial which resulted in inconsequential damages being awarded to the plaintiffs on November 7, 1996.

    On October 18, 1993, a suit styled WILLIAMS V. GIBRALTAR CHEMICAL
RESOURCES, INC. was filed against the Company, Gibraltar, Mobley Co. and certain individuals, former customers of Gibraltar and other entities. This case is currently pending in the State District Court of Smith County, Texas. The named plaintiffs, who have requested class certification, are certain individuals residing in Smith County, and are seeking monetary damages for themselves and on behalf of all other persons similarly situated. The petition alleges various acts of negligence, fraudulent concealment, nuisance, trespass, and various others resulting from operations of Gibraltar's hazardous waste facility. On May 12, 1997, plaintiffs' claims were dismissed with prejudice by the Court. However, the Court's decision is subject to appeal in accordance with applicable rules of civil procedure.

    Also on October 18, 1993, a suit was filed against the Company, Gibraltar, Mobley Co., and certain individuals, former customers of Gibraltar and other entities, and is currently pending in State District Court in Smith County, Texas styled STEICH V. GIBRALTAR CHEMICAL RESOURCES, INC. The three named plaintiffs have allegedly lived in the vicinity of Gibraltar's hazardous waste facility. The plaintiffs' seek compensation for damages allegedly resulting from various acts of negligence, nuisance, trespass, and fraudulent concealment committed by Gibraltar through its operations. Discovery is ongoing in this case. While the Company disputes the material allegations of the plaintiffs' suit and is vigorously defending the case, it is unable to determine the likelihood of an unfavorable outcome at this time.

    A suit styled DANIELS V. GIBRALTAR CHEMICAL RESOURCES, INC. was filed on August 31, 1995 in the State District Court of Dallas County, Texas against the Company, Mobley Co., Gibraltar, and certain individuals, former customers of Gibraltar and other entities by certain residents of Smith County, Texas. The plaintiffs claim that they have experienced personal injury and property damage which are alleged to have been caused by the operation of the Company's former subsidiary, Gibraltar. The plaintiffs demand recovery of unspecified monetary damages based on various legal grounds, including fraudulent concealment, negligence, and assault & battery. This case is in the early stages of discovery. While the Company disputes the material allegations of the plaintiffs' suit and is vigorously defending the litigation, it is unable to determine the likelihood of an unfavorable outcome at this time.

    A suit styled GLAZER V. GIBRALTAR CHEMICAL RESOURCES, INC. was filed on September 6, 1994, in the United States District Court for the Eastern District of Texas Tyler Division against Gibraltar by an individual and Mothers Organized to Stop Environmental Sins ("MOSES"), under the citizens' suit provisions of the Clean Air Act and the Resource Conservation and Recovery Act. The suit alleges repeated and continuing violations of these federal environmental protection statutes by Gibraltar and an imminent and substantial endangerment to public health and the environment caused by Gibraltar's alleged improper transportation, storage, treatment and disposal of solid and hazardous wastes. The plaintiffs request that Gibraltar's hazardous waste facility be permanently closed, civil penalties be imposed, and plaintiffs' costs of litigation be awarded. The Company has recently been granted summary judgment as to a significant number of the claims against it as the court found that certain alleged violations of environmental protection statutes, on which plaintiffs' claims were based, were diligently prosecuted by the State of Texas. The Company continues to vigorously defend remaining claims in this litigation; however, it is unable to determine the likelihood of an unfavorable outcome as to remaining claims.

    A suit styled ADAMS V. AMERICAN ECOLOGY ENVIRONMENTAL SERVICES CORPORATION, F/K/A GIBRALTAR CHEMICAL RESOURCES, INC. was filed on August 7, 1996 in the State District Court of Tarrant County, Texas against Gibraltar by certain individuals. The plaintiffs claim that they have experienced personal injury and property damage which are alleged to have been caused by the operation of Gibraltar. The plaintiffs demand recovery of unspecified monetary damages and injunctive relief based on various legal grounds including negligence, assault and battery, and intentional infliction of emotional distress. Discovery is ongoing in this case. The Company may be obligated to indemnify the purchaser of Gibraltar for certain losses resulting from the claims asserted by the plaintiffs. While the Company disputes the material allegations of the plaintiffs suit and intends to vigorously defend the litigation, it is unable to determine the likelihood of an unfavorable outcome at this time.

    The Company is currently not able to reasonably estimate its potential exposure with respect to the foregoing matters. The Company's future financial condition, results of operations, and liquidity could be materially adversely impacted as the nature and scope of the Company's ultimate liability arising from Gibraltar's operations and sale become better defined. Notwithstanding the pending sale of its hydrocarbon recycling and recovery business to U.S. Filter, all responsibility for the foregoing matters will be retained by the Company.
To the extent the Company is held liable for these matters, it anticipates paying for any such obligations not covered by insurance with funds retained from the net proceeds of such sale. See Note 13 of Notes to Consolidated Financial Statements set forth in Item 8 herein for related information.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

    Prior to May 23, 1996, the Company's Common Stock was traded on the
National Market System of the National Association of Securities Dealers, Inc. Automated Quotation System National Market System ("NASDAQ") under the symbol "MBLYA". Since that date, the Company's Common Stock has been quoted for trading on the OTC Bulletin Board under the same symbol. The following table presents the high and low closing prices for the Company's Common Stock for 1995 and for 1996 prior to its de-listing, as reported by the NASDAQ. The table also reflects the range of reported high and low bid quotations for the Company's Common Stock for the period from May 23, 1996 through December 31, 1996 as reported by the OTC Bulletin Board. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

    QUARTER ENDED                   1996                         1995
    -------------          -----------------------        -----------------
                              HIGH          LOW             HIGH       LOW
                           ----------    ---------        -------    ------
    March 31                $   1 1/4    $ 5.5/8          $ 1 3/4    $1 3/8
    June 30                     1 1/4        5/8            2         1 3/8
    September 30              15.5/16        1/2            2         15/16
    December 31                   3/4        1/8            1 3/8       1/2

     At April 4, 1997, there were approximately 1,100 beneficial owners of the Company's Class A Common Stock, and 39 stockholders of record of the Company's Class B Common Stock.

     The Company has not paid any cash dividends on its Common Stock since its initial public offering in September 1991 and has no current plans to make any distributions to its shareholders (see "BUSINESS--Future Plans of the Company" set forth in Item 1 herein).

ITEM 6.   SELECTED FINANCIAL DATA

     The following table sets forth, for the periods indicated, (i) certain historical financial information of the Company and (ii) certain pro forma financial information of the Company after giving effect to the sales of substantially all of the operating assets of the Company's two business segments. This information should be read in conjunction with the Consolidated Financial Statements and notes thereto set forth at pages F-1 to F-26. The information presented herein is not necessarily indicative of the financial position or operating results that would have occurred had the sales been completed on the date as of which, or at the beginning of periods for which, the sales are being given effect nor is it necessarily indicative of future operating results or financial position. All dollar amounts are in thousands, except per share data.

                                                         HISTORICAL                               PRO FORMA
                                 --------------------------------------------------------        ------------
                                                                                                  YEAR ENDED
                                                  YEARS ENDED DECEMBER 31,                       DECEMBER 31,
                                ---------------------------------------------------------        ------------
                                   1996          1995        1994         1993       1992            1996
                                -----------      ----        ----         ----       ----         ------------
INCOME STATEMENT DATA:

Revenues                         $21,580      18,588       29,510      35,618       43,130        $    --

Operating income (loss)          (1,166)     (1,304)      (3,389)    (12,129)        3,829         (1,166)

Net income (loss) from
  continuing operations           (1,286)     (1,463)      (4,095)    (10,111)       2,530         (1,286)

Net income (loss)                (10,235)     (1,463)      (4,095)    (10,111)       2,530         (1,286)

BALANCE SHEET DATA:

Working capital
  (deficit)                       (7,471)        (95)      (2,646)      6,162        7,435          4,472

Total assets                      11,983      19,097       22,252      22,081       35,346         11,042

Long-term debt,
  excluding current
  maturities                          --         490           --         853          473             --

Total stockholders'
  equity                           2,467      12,606       12,373      17,156       27,023          5,251

PER SHARE DATA:

  Net income (loss)                (1.16)      (0.17)       (0.52)      (1.28)         .32          (0.15)

  Book value                        0.28        1.50         1.56        2.17         3.40           0.59

- Years prior to 1995 include results of operations of Gibraltar Chemical Resources, Inc., which was sold effective December 31, 1994.

- Year ended December 31, 1995 includes results of acquired businesses from date of acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S AUDITED CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1996 AND 1995, AND THE RELATED CONSOLIDATED STATEMENTS OF OPERATIONS, STOCKHOLDERS' EQUITY, AND CASH FLOWS FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1996 ("CONSOLIDATED FINANCIAL STATEMENTS") AND RELATED NOTES THERETO SET FORTH AT PAGES F-1 TO F-26 ATTACHED HERETO.

GENERAL

    The Company provides diverse environmental and field-related services to industrial, governmental, and commercial markets, and specializes in the collection, transportation, treatment, recycling and management of a wide variety of non-hazardous liquid hydrocarbons, oil filters, absorbents and related materials. Prior to the sale of Gibraltar at year-end 1994 (see Note 3 of Notes to Consolidated Financial Statements set forth in Item 8 herein), the Company's waste management services activities also included the management of hazardous wastes. Prior to the sale of its oilfield services assets on January 20, 1997, the Company also provided oilfield services for managing liquids used or produced during the lifecycle of oil and gas wells (see "BUSINESS--Oilfield Services" set forth in Item 1 herein and Note 2 of Notes to Consolidated Financial Statements set forth in Item 8 herein).

    The Company's revenues have historically consisted of fees collected from customers, principally related to waste management and oilfield services and, to a lesser extent, from product sales and equipment rentals. As a result of new business lines which began in 1995 and continued to grow in 1996, a larger percentage of the Company's waste management services revenues have been derived from sales of manufactured or recovered products. Revenues derived from waste management services are closely associated with volumes of waste collected, levels of service provided and the related pricing. Revenues from oilfield services were derived from hourly and fixed charges for services provided, equipment rentals and products sold. Cost of revenues include direct costs of providing services to customers, such as labor, third party disposal, supplies and other consumables, depreciation, utilities and fuel, equipment maintenance, and repair. Selling, general and administrative expenses include selling and marketing expenses, certain insurance and administrative salary expenses, depreciation, amortization of goodwill, and legal and consulting fees.

    As more fully described in "LEGAL PROCEEDINGS" set forth in Item 3 herein and Note 13 of Notes to Consolidated Financial Statements set forth in Item 8 herein, the Company continues to defend various claims resulting from the operations of Gibraltar. As of May 1, 1997, six such lawsuits were pending, seeking compensatory and punitive damages for alleged personal injury and property damage allegedly caused by operations and emissions of Gibraltar's hazardous waste disposal facility, and permanent closure of the facility and civil penalties as the remedy for alleged violations by Gibraltar of environmental protection statutes and endangerment to public health and the environment. These matters raise difficult and complex factual and legal issues, including the nature and amount of the Company's liability, if any. Although the Company is a defendant in certain of these claims, in other matters the Company's potential liability arises from material contractual indemnifications given by the Company to the purchaser of Gibraltar, including the potential liability of certain former Gibraltar customers who have become defendants in litigation involving Gibraltar's operations. The Company is currently unable to reasonably estimate its potential exposure for defending such matters, any indemnity obligations resulting therefrom, and any corresponding insurance reimbursement. Accordingly, the Company has not made an accrual for any losses which might result from these legal matters as such amounts nor a range of amounts are not currently reasonably estimatable. The Company's future financial condition, results of operations, and liquidity could be materially adversely impacted as the nature and scope of the Company's ultimate liability arising from Gibraltar's operations and sale become better defined.

RECENT AND PENDING ASSET SALES, DISCONTINUED OPERATIONS AND RESTRUCTURING
CHARGES

    Due to the Company's inability to secure, on acceptable terms, the capital resources necessary to continue the implementation of its strategic plans to expand its hydrocarbon recycling and recovery business, and after considering the attendant risks of continuing to pursue such strategy in light of its severely strained liquidity, in September 1996, the Company's Board of Directors determined that the divestiture of its operations was in the best interests of the Company and its shareholders. Subsequently, on October 30, 1996 and November 1, 1996, the Company executed letters of intent to sell substantially all of its operating assets in two separate transactions (see "BUSINESS--Business Strategy and Background of the Transaction" and "--Oilfield Services" set forth in Item 1 herein and Note 2 of Notes to Consolidated Financial Statements set forth in Item 8 herein). Because of the sales pending at December 31, 1996, results of operations of the Company's two business segments have been accounted for as discontinued operations in the accompanying Consolidated Financial Statements. The transactions and their impact on the Consolidated Financial Statements are described in the following paragraphs.

    SALE OF WASTE MANAGEMENT SERVICES ASSETS & DISCONTINUANCE OF BUSINESS SEGMENT. As described herein, on October 30, 1996, the Company signed a letter of intent with U.S. Filter to sell substantially all of the assets related to its waste management services activities (see "BUSINESS--Business Strategy and Background of the Transaction"). The assets of the Business which are the subject of the letter of intent, and the subsequently executed Agreement, are shown in the December 31, 1996 consolidated balance sheet as "net assets of discontinued operations" at their estimated net realizable value as determined by the terms of the Agreement, less anticipated transaction costs of approximately $450,000. Such Assets had a net book value at December 31, 1996 (net of assumed liabilities) of approximately $15,149,000. As a result of the pending Transaction, the Company recorded a charge of $7,621,000 (net of a deferred income tax benefit of $698,000) during the 1996 third quarter, representing the estimated loss on the disposal of the business segment, including certain required capital expenditures prior to the Transaction. In determining the estimated loss on disposal, only the $8.0 million fixed portion of the Purchase Price was considered (I.E., that portion which is contingent on the future performance of the Business was ignored). The Company estimates that it will incur additional operating losses in this business segment, after the allocation of certain overhead and interest costs, amounting to approximately $331,000 during the phase-out period from October 1, 1996 through the expected closing date of the sale. A provision for such estimated net losses was recorded in the year ended December 31, 1996. The Company's waste management services segment incurred a net loss of approximately $288,000 during the period October 1, 1996 through December 31, 1996.

    SALE OF OILFIELD SERVICES ASSETS AND DISCONTINUANCE OF BUSINESS SEGMENT.
On November 1, 1996, the Company signed a letter of intent with Dawson Production Services, Inc. ("Dawson") to sell substantially all of the assets related to its oilfield services business. Such sale was completed on January 20, 1997 pursuant to a definitive asset purchase agreement. Under the terms of the definitive agreement, the Company received $4,917,000 and a subordinated note in the amount of $500,000, due in January 2002, in exchange for such assets. The assets which are the subject of the sale had a net book value, based on historical cost adjusted for accumulated depreciation and amortization, of approximately $2,378,000 at December 31, 1996, and are shown in the December 31, 1996 consolidated balance sheet as "net assets of discontinued operations" at that carrying amount. The results of operations of the discontinued segment through the disposal date, after allocation of certain overhead and interest costs, did not result in a loss and consequently, no additional losses have been reflected in the statements of operations for the year ended December 31, 1996. The Company's oilfield services segment generated net income of approximately $120,000 during the period October 1, 1996 to December 31, 1996. The Company recognized a gain upon completion of the sale, after transaction costs of $255,000, amounting to approximately $2,800,000 in January 1997.

    In anticipation of the planned divestitures and after consideration of its ongoing operational needs, the Company recorded certain restructuring expenses during the 1996 third quarter. Such expenses, totaling $650,000, included employee severance obligations, costs associated with the relocation and recruitment of personnel, and other related expenses.

    The net effect of the transactions and related charges described in the preceding paragraphs on the results of operations for the year ended December 31, 1996 approximated $8.6 million, and is summarized as follows (in thousands of dollars):

    Provision for loss on disposal of waste management            $    8,319
      services segment
    Provision for losses during phase-out period of waste                331
      management services segment
    Deferred income tax benefit                                         (698)
                                                                  ----------
                                                                       7,952

    Restructuring expenses                                               650
                                                                  ----------

              Total                                               $    8,602
                                                                  ----------
                                                                  ----------

RESULTS OF OPERATIONS --  1996 COMPARED TO 1995

    Revenues for the year ended December 31, 1996 amounted to $21,580,000 compared to $18,588,000 in 1995, an increase of $2,992,000, or 16.1%. All of the increase was attributable to the waste management services segment, as revenues from oilfield services during 1996 were virtually unchanged from the prior year.

    The growth in segment revenues stemmed largely from the continued expansion of the Company's used oil and filter recycling activities, which contributed $5,186,000 in 1996 vs. $960,000 in 1995. These new business lines commenced operations in the 1995 third quarter with the Company's acquisition of an existing business and their development has continued since that time through enhancements of the Company's collection capabilities and the construction of two new processing facilities in Baytown, Texas. The new facilities commenced operation during 1996.

    Revenues from the Company's hydrocarbon/water separations business fell from approximately $13,300,000 during 1995 to $12,021,000 in 1996, reflecting the effect of a severe regional drought which greatly reduced fluid volumes received for recycling in the first half of 1996. Such volumes, particularly those fluids associated with the remediation of underground storage tanks, are generated from groundwater and/or rainwater associated with construction activities and thus are directly impacted by the amount of rainfall received.

    Gross profit (revenues less operating expenses) for the year ended December 31, 1996 totaled $4,333,000 compared to $5,731,000 in 1995. In the waste management services segment, gross profit amounted to $3,201,000, or 18.6% of revenues, in 1996, compared to $4,310,000, or 30.3% of segment revenues, in the year-ago period. The marked degradation in gross margin was primarily attributable to inordinately high costs associated with the startup of the new used oil and filter recycling facilities. As discussed previously, such startup began in the 1996 second quarter and while the new distillate fuels plant initially achieved its design production rates, technical and operational problems prevented the facility from sustaining these throughput levels. In addition to the negative effect of the production shortfall on product yields, higher maintenance costs also contributed to the reduced gross profit. Ultimately, in order to achieve its design throughput and product yield specifications, certain modifications to the facility, as originally designed and constructed, were determined to be required. These capital improvements are currently underway and scheduled to be completed in the 1997 second quarter. Additionally, the diminished volumes referred to in the previous paragraph and the relatively fixed nature of plant operating costs negatively impacted profitability in its hydrocarbon/water separations business.

    Segment gross profit from oilfield services declined from $1,421,000 (32.6% of revenues) in 1995 to $1,132,000 (25.9% of revenues) in 1996 largely the result of an unfavorable business mix including reduced trucking and mobile storage tank rental income and a higher proportion of lower-margin contract services revenue. Segment profitability was further weakened by higher operating costs, particularly those related to transportation services provided.

    Selling, general and administrative ("SG&A") expenses during 1996 were $5,925,000 compared to $7,035,000 in 1995. Such costs in 1995 included certain non-recurring expenses, including adjustments to insurance accruals, severance expenses related to the retirement of an executive officer, relocation costs, and legal and consulting fees. Excluding the effect of such costs, SG&A expenses declined slightly during 1996 from their 1995 levels. As a percentage of revenues, SG&A expenses amounted to 27.5% and 37.8% in 1996 and 1995, respectively, reflecting, in part, the increased leverage of the Company's overhead costs resulting from its new business lines.

    Other expense, net in 1996 amounted to $329,000 and consisted principally of interest expense on bank indebtedness and other miscellaneous expenses, partially offset by interest income on invested funds and other miscellaneous receipts. In 1995, other expense, net amounted to $630,000, including losses associated with the Company's Mexican operations, which were sold in the 1995 second quarter, and the writedown of a building held for sale to its estimated net realizable value.

    In connection with the planned asset divestitures discussed previously, the Company recorded a deferred income tax benefit of $698,000 during 1996, representing a reduction in previously established deferred tax liabilities. No other income tax expense or benefit was recognized during the year.

RESULTS OF OPERATIONS--1995 COMPARED TO 1994

    Total revenues fell from $29,510,000 in 1994 to $18,588,000 in 1995, an overall decline of 37.0%. The decline was attributable to a 44.8% decline in waste management services revenue, partially offset by a 17.4% increase in oilfield services revenue. On a pro forma basis (excluding Gibraltar in 1994), revenues from waste management services grew 3.2% in 1995.

    Increased waste management services revenues in 1995 compared to pro forma revenues in the prior year were attributable to the revenue contribution of the used oil and filter businesses acquired in July 1995, which approximated $960,000 for the partial-year period. 1995 revenues from the Company's hydrocarbon recycling activities involving the separation of relatively low hydrocarbon/high water mixtures declined 3.8% compared to those of 1994, despite an expansion into Baton Rouge, Louisiana in early 1995, while such revenues from collection terminals open twelve months or longer decreased by approximately 6.0% during the year. This decline was largely a result of diminished volumes of fluids collected in 1995, partially mitigated by improved pricing. A significant special project in the 1994 first quarter, accounting for nearly 5% of the year's total volume, as well as unusually heavy rainfall in the Texas Gulf Coast region during the 1994 fourth quarter, were also key factors in the 1995 relative volume shortfall. Fluid volumes associated with underground storage tank remediation activities fell precipitously in 1995 compared to 1994 levels, partly the result of an extended regional drought in the latter part of the year which continued into 1996. Volumes of industrial oily wastes, which are more production-oriented as opposed to event-driven, increased approximately 15.4% during the same period. This pronounced shift in business mix, which began in 1994, continued throughout 1995 and has been largely driven by market changes and regulatory influences. Revenues from transportation and plant-related services increased modestly in 1995 compared to the prior year, largely on the strength of a significant one-time project in the Dallas, Texas area, but the overall revenue contribution from large nonrecurring sources declined somewhat during the year.

    Revenues in the Company's oilfield services business in 1995 surpassed 1994 levels by 17.4% due to renewed marketing efforts, including a focus on new revenue sources, and weaker activity from this sector during the second and third quarters of 1994.

    Total gross profit for the year ended December 31, 1995 fell 6.0% to $5,731,000 from $6,094,000 in the prior year. On a segment basis, gross profit from waste management services fell 9.1% during 1995, while gross profit from oilfield services increased 5.1%. Stated as a percentage of revenues, waste management services gross profit increased to 30.3% in 1995 from 18.4% in the prior year, which included the impact of Gibraltar's significantly diminished revenues and relatively high operating costs in 1994. Excluding the effects of Gibraltar, the 1994 segment gross profit margin was 36.0%. The relative decline in 1995 profitability was influenced by higher analytical and plant operating expenses throughout the year, particularly at the Company's Baytown, Texas oil-fuel-water separations facility. These escalated operating expenses were attributable, in part, to the ongoing shift in business mix toward more difficult-to-treat oily waste streams, as noted previously, and reflect the startup of a new terminal operation in Baton Rouge, Louisiana in the 1995 first quarter. Throughout 1995, management devoted substantive attention to the enhancement of its Baytown operations and made significant capital improvements at the facility.
 1995 gross profit was further weakened by higher labor and maintenance costs, as well as equipment utilization issues, relating to the transportation services provided by the Company.

    Segment gross profit from oilfield services declined as a percentage of revenue in 1995 to 32.6% from 36.5% a year ago, largely as a result of competitive pricing pressures and a less profitable mix of business, despite the increased activity and revenues referred to previously.

    SG&A expenses totaled $7,035,000 in 1995 vs. $9,483,000 in 1994, a 25.8%
decrease. Excluding the effects of Gibraltar on 1994 overhead expenses, such costs increased 12.5% in 1995 primarily as a result of certain nonrecurring expenses in the fourth quarter amounting to approximately $770,000. These expenses included the following approximate amounts: insurance costs of $235,000, severance expenses of $300,000 related to the retirement of an executive officer, costs associated with the relocation of certain executive officers totaling $100,000, consulting fees of $50,000 related to the Company's strategic review of its opportunities for possible business combinations, and certain legal expense accruals amounting to $70,000. Additionally, 1995 SG&A spending was impacted by the incremental overhead costs associated with the acquisition and new business lines discussed in Note 3 of Notes to Consolidated Financial Statements, which amounted to approximately $375,000. Excluding the impact of the significant one-time charges referred to previously, 1995 SG&A expenses were relatively flat with pro forma 1994 expenses, despite the added SG&A costs of the acquired businesses. Management continued its cost containment efforts throughout 1995 in light of the Company's smaller revenue base following the sale of Gibraltar at year-end 1994. As a percentage of revenues, 1995 SG&A expenses amounted to 37.8% (33.7% excluding the special charges) vs. 32.1% in 1994 (35.7% on a pro forma basis).

    Other expense, net of $276,000 in 1995 resulted from a $392,000 write-down of the carrying value of a Kilgore, Texas office building to its estimated net realizable value in the 1995 fourth quarter, partially offset by other income. The building, previously used by the Company as a corporate office, has been held for sale since the Company relocated its corporate offices and consolidated its administrative support functions. Other income, net of $50,000 in 1994 included a net loss on asset dispositions, offset by lease income and miscellaneous other net receipts.

    Interest income, net of $193,000 for the year ended December 31, 1995 compares to net interest expense of $154,000 in 1994. The Company had virtually no indebtedness outstanding during 1995, prior to borrowings on its term loan facility in December to fund certain capital expenditures. Strained liquidity during 1994, leading up to the completion of the sale of Gibraltar at year-end, resulted in higher levels of outstanding indebtedness throughout the year.

    Losses associated with the Company's Mexican operations in 1995 totaled $547,000, including a second quarter loss on the sale of the Company's 25% interest in Pro Ambiente, S.A. de C.V., a Mexican joint venture (see Note 4 of Notes to Consolidated Financial Statements). During 1994, the Company's equity in losses of the joint venture amounted to $55,000. Additionally, at year-end 1994, the Company recorded, as a reduction of stockholders equity, a $700,000 write-down of its joint venture investment through establishment of a valuation allowance for foreign currency translation losses. Such write-down was necessitated by the devaluation of the Mexican peso late in 1994.

    The 1995 income tax benefit was $471,000, and consisted of a refund of previously-paid Federal income taxes and net deferred income tax benefits resulting principally from differences in depreciation expense for financial accounting and income tax reporting purposes. Income tax expense for 1994 was $547,000, and was impacted by the establishment of valuation allowances for deferred tax assets resulting from an assessment of their likely realizability.

LIQUIDITY AND CAPITAL RESOURCES

    During the year ended December 31, 1996, the Company used net cash of approximately $206,000 in its operating activities, including its discontinued waste management services and oilfield services operations. The substantial net loss posted by the Company during the year of $10,235,000 included significant net non- cash charges amounting to $8,602,000 for anticipated losses in connection with the pending disposal of its waste management services assets and related restructuring expenses.

    Capital expenditures in 1996 amounted to approximately $5,339,000 compared to $5,226,000 in 1995 and $3,042,000 in 1994. Capital spending during 1995 and 1996 included approximately $6,188,000 associated with the construction of two new recycling plants at the Company's Baytown, Texas facility as part of a major expansion initiative.

    The substantial losses sustained by the Company in 1995 and 1996, coupled with the significant capital requirements necessary to support its facilities expansion, have severely weakened the Company's liquidity, substantially consuming its cash resources and exhausting its existing borrowing capacity. The sizeable capital investment referred to in the previous paragraph was funded largely through bank borrowings, resulting in outstanding indebtedness of $5,014,000 at year-end 1996. On January 20, 1997, the Company utilized $3,300,000 of the cash proceeds realized from the sale of its oilfield services assets to reduce such outstanding bank indebtedness, and the maturity date of its credit agreement with Bank One, Texas, N.A. was amended to be March 31, 1997. The Company and the bank subsequently extended the maturity date of the credit agreement to May 31, 1997 to accommodate the expected completion of the Transaction and the Company intends to retire the remaining outstanding indebtedness with the proceeds from such sale. The

Company has been in violation of certain covenant requirements of its credit agreement since June 30, 1996, placing it in technical default, and no additional borrowings are available under such agreement.

    Presently, it is contemplated that all or substantially all of the $8.0 million in U.S. Filter Stock received at the closing of the Transaction will be sold as soon as possible thereafter, resulting in net proceeds totaling approximately $5.8 million after repayment of the aforementioned outstanding bank indebtedness (approximately $1.75 million) and transaction expenses estimated at $450,000. Such net proceeds will be used to fund the liabilities retained by the Company following the sale, and the remaining surplus cash is expected to be invested in relatively low-risk, liquid short-term investments. The Company anticipates that ongoing general and administrative expenses will be reduced to approximately $300,000 annually upon completion of the sale, and expects earnings from investments to largely offset such costs. The amounts described herein are approximate and based on the Company's current estimates. Furthermore, there can be no assurance that such amounts will actually be realized.

    In addition to the aforementioned proceeds, under the terms of the Agreement, the Company may receive up to $4.0 million in U.S. Filter Stock during the two-year period following the sale based on the financial performance of the Business. Additionally, the Company received a $500,000 subordinated note receivable from Dawson, bearing interest at 8.5%, which matures in January 2002.

    Because of its indemnification obligations related to the sale of Gibraltar, as well as potential indemnity obligations with respect to the asset sales to U.S. Filter and Dawson, and in light of the ongoing litigation (see "Legal Proceedings" set forth in Item 3 herein), the Company, based on consultation with legal counsel, does not currently anticipate making a distribution to its shareholders in the foreseeable future. As circumstances change or additional information with respect to the extent of the Company's potential indemnity obligations becomes available, the Board of Directors will continue to evaluate various uses of the Company's funds. While the Company may investigate new business opportunities that arise, the nature and probability of any investments which might result from such investigations cannot be determined.

    In the event that the sale to U.S. Filter is not consummated, the Company's Board of Directors may seek to sell some or all of the Company's assets to another purchaser or purchasers. The Company's inability to consummate the sale to U.S. Filter as planned in a timely manner could have a material adverse effect on the Company's consolidated financial position and liquidity.

ENVIRONMENTAL MATTERS

    The Company is subject to extensive and evolving regulation by federal, state, and local authorities. This body of law provides for significant penalties for violators, as well as continuing liability for waste generators, owners, and operators of waste disposal facilities and others for past disposal practices. The Company regards environmental compliance as a critical component of its overall operations, from providing quality service to its customers to protecting the health and safety of its employees and protecting human health and the environment. This environmental compliance effort is the shared responsibility of all operating personnel and is under the direction of a staff of employees who are responsible for its facilities' compliance, health and safety, field safety, compliance training, and related recordkeeping. The Company has taken, and is routinely taking, measures to correct all known existing problems and to safeguard against potential problems. The Company believes that its facilities are in substantial compliance with all applicable requirements. Future legislation, regulatory interpretation, or administrative procedures are likely to require capital expenditures to maintain compliance, the amount of which cannot be anticipated.

MANAGEMENT'S RESPONSIBILITY FOR THE CONSOLIDATED FINANCIAL STATEMENTS

    The Consolidated Financial Statements of the Company are the responsibility of management. They have been prepared in accordance with generally accepted accounting principles and include estimates and judgments made by management.

    To meet the responsibility for reliable financial data, management maintains a system of internal accounting controls which is designed to provide reasonable assurance that transactions are executed as authorized and are accurately recorded and that assets are properly safeguarded. Although accounting controls are designed to achieve this objective, it must be recognized that errors or irregularities may occur. In addition, it is necessary to assess and balance the relative costs and the expected benefits of the internal accounting controls.

    The Company's independent auditors, KPMG Peat Marwick LLP, have audited the Consolidated Financial Statements in accordance with generally accepted auditing standards, which include a review of the system of internal accounting controls only to the extent necessary to determine audit procedures required to express their opinion.

CERTAIN TRENDS AND UNCERTAINTIES

    As a cautionary note to investors, the Company and its representatives may make oral or written statements from time to time that are "forward-looking statements" within the meaning of the United States federal securities laws, including information contained herein which is not historical. There are a number of important factors which could cause actual results and consequences to differ materially from those anticipated. Such factors include, but are not limited to, those set forth below.

    COMPLETION OF THE TRANSACTION. Closing of the Transaction described herein is subject to various conditions set forth in the Agreement, many of which are beyond the control of the Company. The Company's inability to consummate the sale of the Assets to U.S. Filter or another prospective purchaser in a timely manner could have a material adverse effect on the Company's consolidated financial position and liquidity.

    INABILITY TO LIQUIDATE SHARES OF U.S. FILTER STOCK. It is currently contemplated that all or substantially all of the U.S. Filter stock to be received at the time of the closing of the Transaction will be sold by the Company as soon as possible following such closing. There can be no assurances that the Company will, in fact, will be able to sell such shares, nor can there be any assurance of the amounts that will actually be realized from such sales, if any.

    RESOLUTION OF INDEMNIFICATION OBLIGATIONS AND PENDING LITIGATION. As more fully discussed in "LEGAL PROCEEDINGS" set forth in Item 3 herein and Note 13 of Notes to Consolidated Financial Statements set forth in Item 8 herein, the Company has various outstanding contractual indemnification obligations and is a defendant in various pending litigation matters. These matters raise difficult and complex factual and legal issues, including but not limited to, the nature and amount of the Company's liability, if any. The Company, based on consultation with its legal counsel, believes that it is probable that the Company will continue to incur expenses associated with the foregoing matters and the Company has made an accrual for estimated out- of-pocket costs associated with the ongoing administrative management of existing legal matters. However, the Company is currently unable to reasonably estimate its potential exposure for defending such matters, any indemnity obligations resulting therefrom, and any corresponding insurance reimbursement. The Company's future financial condition, results of operations, and liquidity could be materially adversely impacted as the nature and scope of the Company's ultimate liability arising from Gibraltar's operations and sale become better defined.

    FUTURE PLANS OF THE COMPANY. For reasons described elsewhere in this Form 10-K (see "BUSINESS--Future Plans of the Company" set forth in Item 1 herein), the Company does not currently anticipate making a distribution to its shareholders in the foreseeable future. As circumstances change or additional information with respect to the extent of the Company's potential indemnity obligations becomes available, the Board of Directors will continue to evaluate various uses for the Company's funds. While the Company may investigate new business opportunities that arise, the nature and probability of any investments which might result from such investigations cannot be determined. The Company anticipates that its ongoing general and administrative expenses will be reduced to approximately $300,000 annually upon completion of the Transaction, and expects earnings from investments to largely offset such costs. This amount is based on current estimates and actual amounts could differ from this estimate.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information on pages F-1 to F-26 of this Form 10-K is incorporated by reference in response to this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.


                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    DIRECTORS:

    Set forth below is certain information regarding each of the three (3) persons currently serving as directors of the Company.

                                                                       DIRECTOR
NAME                    AGE          POSITIONS WITH THE COMPANY         SINCE

CLASS A DIRECTOR:

Stewart Cureton, Jr.    51   Director; Member of Audit Committee and    1991
                             Compensation Committee

CLASS B DIRECTORS:

John Mobley             66   Chairman of the Board; Member of           1991
                             Executive Committee, Environmental,
                             Health and Safety Committee and
                             Compensation Committee

T.M. Mobley             61   Vice-Chairman of the Board; Member         1991
                             of Executive Committee, Environmental,
                             Health and Safety Committee,
                             Compensation Committee and Audit Committee

    JOHN MOBLEY has been Chairman of the Board of the Company since its organization. From the time of the Company's organization through November 1993, Mr. Mobley served as Chief Executive Officer. Prior to the organization of the Company, Mr. Mobley held various senior management positions with the Company's predecessors. Mr. Mobley was President of Tiger Corporation, a solid-waste disposal company, from 1971 until it was sold to a national solid-waste disposal company in 1986.

    T.M. MOBLEY has been Vice Chairman of the Board since November 1992. Previously Mr. Mobley had served as President and Chief Operating Officer of the Company from the time of its organization until November 1992 and had held various senior management positions with the Company's predecessors since 1961. Mr. Mobley joined Gibraltar Chemical Resources, Inc. ("Gibraltar") as President in 1985 and served in that capacity until 1991. Mr. Mobley served as President of Mobley Company, Inc. ("Mobley Co.") from 1965 until 1989.

    STEWART CURETON, JR. became a director upon completion of the initial public offering by the Company, which closed on October 1, 1991. Mr. Cureton has been with Cureton & Co., Incorporated and its predecessor Curtin & Co., Incorporated, a private investment firm, since 1978, and its President since 1989.

    Jim A. Smith served as a Class A director until May 21, 1996; however, he declined to be nominated for reelection at the Company's Annual Meeting of Shareholders held on that date because of other responsibilities. John Mobley and T.M. Mobley are brothers. There are no other family relationships among the Company's directors and executive officers.

    EXECUTIVE OFFICERS:

    Set forth below is certain information regarding the Company's executive officers serving during 1996.

    NAME                     AGE            POSITION

Michael M. Stark             53        President and Chief Executive
                                       Officer

W. Christopher Chisholm      38        Vice President and Chief Financial
                                       Officer, Secretary and Treasurer

    Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

    MICHAEL M. STARK has been President and Chief Executive Officer of the Company since November 3, 1993. From November 1992 to November 1993, he served as the Company's President and Chief Operating Officer. During the previous five years, Mr. Stark was Senior Vice President of TETRA Technologies, Inc. in Houston, Texas, heading its waste treatment operations. Mr. Stark served as a director of the Company and member of the Executive and Environmental, Health and Safety Committees prior to his resignation from the Board on November 8, 1996 (see "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" set forth in Item 13 herein).

    W. CHRISTOPHER CHISHOLM has been Vice President and Chief Financial Officer, Secretary and Treasurer of the Company since December 1993. Prior to that time, Mr. Chisholm held the position of Vice President and Controller. Prior to joining the Company in October 1991, Mr. Chisholm was a Senior Manager with KPMG Peat Marwick LLP.

    Donald L. Barkman was an Executive Vice President of the Company and President of Mobley Co. until his retirement effective January 31, 1996.

SECTION 16 REQUIREMENTS

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it with respect to fiscal year 1996, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors, officers, and persons who own more than 10% of a registered class of the Company's equity securities have been complied with except as follows: Michael M. Stark was late in filing a Form 4 to report one transaction involving shares of the Company's Class A common stock.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table sets forth certain information regarding compensation paid to the Company's Chief Executive Officer during the Company's last three fiscal years (no other executive officer of the Company earned in excess of $100,000 during 1996).

                                                                      Long-Term Compensation
                                                                 ----------------------------------
                                       Annual Compensation                Awards           Pay-outs
                          -------------------------------------  ------------------------- --------
         (a)               (b)     (c)         (d)       (e)         (f)           (g)         (h)           (i)
 -------------------     ----   --------    ------    ---------  ----------   -----------   --------   ------------
                                                        Other                 Securities
                                                      Annual    Restricted    Underlying     LTIP        All Other
Name and Principal               Salary      Bonus    Compensa-    Stock       Options/     Pay-outs   Compensation
     Position             Year     ($)      ($)(1)   tion ($)    Awards ($)   SARs (#)(2)     ($)           ($)
 -------------------     ----   --------    ------    ---------  ----------   -----------   --------   ------------
  Michael M. Stark       1996   218,000        --      --           --             --         --        7,453(3)
  PRESIDENT & CHIEF      1995   219,440     5,000      --       150,000(4)      6,000         --        6,500(5)
  EXECUTIVE OFFICER      1994   220,340        --      --           --        240,000         --        6,500(5)

--------------------------------

(1) Reflects bonus earned during the fiscal year. In some instances all or a portion of the bonus was paid during the next fiscal year.
(2) Reflects shares of Class A Stock underlying options to acquire same.
(3) Consists of contribution to Company's Profit Sharing Plan of $3,203, term life insurance premiums of $864 and disability insurance premiums of $3,386.
(4) Mr. Stark was granted 100,000 shares of restricted Class A Stock in conjunction with the approval of the 1995 Employee Restricted Stock Plan (the "Restricted Stock Plan") at the Company's Annual Meeting of Shareholders on June 8, 1995. Based on the market price of such stock on that date, as reported by the NASDAQ ($1.50 per share), the total value of the restricted stock award was $150,000. At December 31, 1995, the total value of such restricted shares was $56,250, based on the market price of the Class A Stock on that date, as reported by the NASDAQ ($0.5625 per share). Pursuant to the terms of the Restricted Stock Plan and a related Restricted Stock Agreement (under which the grant was made), vesting is to occur with respect to 20% of the total shares granted on each January 1, 1996, 1997, 1998, 1999 and 2000, so that the shares are fully vested on January 1, 2000. The Restricted Stock Plan also provides that the employee has the right to receive and retain all cash dividends and distributions thereon.
(5) Consists of contribution to the Company's Profit Sharing Plan of $2,250, term life insurance premiums of $864 and disability insurance premiums of $3,386.

AGGREGATED OPTION/SAR EXERCISES IN 1996 FISCAL YEAR AND DECEMBER 31, 1996 OPTION/SAR VALUES

    The following table sets forth, with respect to the named executives, information concerning exercise of options during the last fiscal year and unexercised options and SARs held as of the end of the fiscal year.


                                                                      Number of
                                                                      Securities          Value of
                                                                      Underlying          Unexercised
                                                                     Unexercised        In-the-Money
                                                                   Options/SARs at      Options/SARs
                                                                     December 31,      at December 31,
                                                                       1996 (#)            1996 ($)
                                                                   ---------------      ---------------
                              Number of
                           Shares Acquired           Value          Exercisable/        Exercisable/
       Name                on Exercise (#)      Realized ($)         Unexercisable       Unexercisable
 -------------------        ---------------     --------------    ----------------      ---------------
Michael M. Stark                 --                   --          190,200 / 90,800           --/--



REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

    The Compensation Committee of the Board of Directors is comprised of Stewart Cureton, Jr., John Mobley, and T.M. Mobley, all of which are non-employee directors of the Company. The Committee reviews the salaries, benefits and other compensation for officers of the Company and its subsidiaries and advises the Company's Board of Directors regarding the Company's compensation policies. The Compensation Committee also administers the Company's stock incentive plan and restricted stock award plan.

    The following report submitted by the above-listed committee members in their capacity as the Board's Compensation Committee addresses the Company's compensation policy as it relates to its executive officers for fiscal 1996.

    It has been the Committee's belief that in order for the Company to succeed and grow, its compensation programs must be geared toward the attraction and retention of high-caliber executives and other key employees by rewarding individual performance and ultimately, to the promotion of enhanced value for its shareholders. To achieve these objectives, the Company's executive compensation programs have been structured to include two principal elements:
(1) salary and bonuses, and (2) longer-term incentive rewards.

ANNUAL COMPENSATION--SALARY AND BONUS

    It has been the Compensation Committee's practice to review and approve salaries, including salary increases for executive officers and bonus awards, annually. The salary level for the Company's Chief Executive Officer is set by the Committee based on the experience he brings to that position and his contributions to the performance of the Company. Mr. Stark joined the Company as President and Chief Operating Officer in November 1992 and became Chief Executive Officer in November 1993. His base salary has not been changed since the inception of his employment. Mr. Stark's employment agreement entitles him to incentive compensation in an amount to be determined annually by the Compensation Committee. No such bonus was awarded during the year ended December 31, 1996.

    The Committee receives reports of recommended salary and bonus actions for the other executive officers from the Chief Executive Officer. The Committee reviews these recommendations, may request additional information and analysis, and ultimately determines whether to approve, recommend changes, or disapprove salary actions.

LONG-TERM INCENTIVE COMPENSATION

    In past years, incentives designed to focus on and reward performance over longer-term operations have been provided to executive officers and other key employees in the form of options to acquire shares of the Company's Class A Stock, as well as grants of restricted shares of Class A Stock.

STOCK OPTIONS

    The plan provides for the grant of options priced at not less than the market price on the date of the grant. Such options become exercisable in increments of 20% of the shares granted on each anniversary date following the date of the grant. Structuring the reward in this manner requires continued performance in order to realize the full benefit of the options, thus fostering employee loyalty and retaining a continuing incentive to achieve results beneficial to shareholders in terms of higher stock value. Additionally, the option agreements include provisions for termination if employment ceases. Consequently, substantially all of the options granted under the plan will lapse following the closing of the Transaction referred to in Item 1 herein.

RESTRICTED STOCK AWARDS

    To enable the Company to provide its executive and other key officers with an additional incentive to maximize both long-term and short-term shareholder value by giving them a proprietary interest in the Company through the ownership of stock, thereby increasing the personal stakes of such key employees in the future growth and success of the Company, the Compensation Committee concluded that the grant of restricted shares of Class A Common Stock was in the best interests of the Company and its shareholders. Consequently, the Board of Directors adopted the 1995 Employee Restricted Stock Plan effective January 1, 1995. In light of the pending Transaction referred to in Item 1 herein, it is contemplated that the individual grant agreements will be amended such that the deferred compensation costs associated with the unvested shares will be earned by the Company's two executive officers and three other officers only in the event and to the extent that the Company receives additional shares of U.S. Filter Stock pursuant to an "earnout" provision in the definitive asset acquisition agreement (see "BUSINESS--Business Strategy and Background of the Transaction" set forth in Item 1 herein).

COMPENSATION TO BE PAID TO CERTAIN OFFICERS IN CONNECTION WITH TRANSACTION

    Effective with the closing of the Transaction referred to in Item 1 herein, the Company's Board of Directors has approved payments totaling $165,000 to certain of the Company's officers in recognition of their years of service and past efforts.

DEDUCTIBILITY OF COMPENSATION

    The compensation paid to the Company's executive officers during 1996, and the level of compensation the Company anticipates paying to its executive officers for the foreseeable future, is fully deductible by the Company in calculating the Company's Federal taxable income notwithstanding Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), which limits the deductibility of certain employee remuneration in excess of $1,000,000 per employee. The Committee is aware of the provisions of Code Section 162(m) and will take into account its potential application with respect to compensation decisions.

SUMMARY

    The decisions the Committee makes in approving salaries and bonuses and granting options and other incentives to executive officers are made subjectively by the Committee using their judgment and reflect their evaluation and assessment of individual performance. The Committee bases its decisions, in part, on its regular exposure to these executive officers at Board meetings and the various information it receives about the business during the year. Additionally, the Committee receives the Chief Executive Officer's recommendations regarding compensation for other executive officers and key employees. All such decisions have been made with the objective of retaining and compensating those officers and key employees who have demonstrated to the satisfaction of the Committee the capacity to contribute to the performance of the Company.

                                       COMPENSATION COMMITTEE
                                       ----------------------
                                       STEWART CURETON, JR., CHAIRMAN
                                       JOHN MOBLEY
                                       T.M. MOBLEY


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation Committee of the Board of Directors is comprised of Stewart Cureton, Jr., John Mobley, and T.M. Mobley, all of which are currently non-employee directors of the Company. From the time of the Company's organization until November 1993, John Mobley served as the Company's Chief Executive Officer and held various management positions with its predecessors prior to that time. From the time of the Company's organization until November 1992, T.M. Mobley served as the Company's President and Chief Operating Officer, and held various senior management positions with its predecessors prior to that time. The Company is currently a party to a consulting contract with Cureton & Co., Incorporated, an entity in which Stewart Cureton, Jr. has an ownership and management interest. See "Certain Relationships and Related Transactions" set forth in Item 13 herein.

COMPENSATION OF DIRECTORS

    During 1996, directors received annual compensation as follows:

                                            Chairman &          Other Non-
                                            Vice Chairman    Employee Directors
                                            -------------    ------------------

         Annual retainer                      $7,500              $7,500
         Chairman/Vice Chairman
          compensation                         5,000                  --
         Committee chairman fees               2,500               2,500
         Board meeting fees (1)                  750                 750
         Committee meeting fees (2)              500                 500

-------------------------------------

    (1)  Payment of fees limited to four meetings annually.
    (2) Committee meeting fees are $250 for committee meetings held the same day and location as Board meetings.

    Mr. Stark did not receive separation compensation for his services as a director prior to his resignation on November 8, 1996. In addition to the fees noted above, directors of the Company are reimbursed for expenses incurred in attending meetings.

    In addition to the aforementioned cash compensation, certain non-employee directors also participated in the Company's 1996 Non-Employee Director Stock Option Plan. Mr. Cureton was granted an option to purchase 15,000 shares of the Company's Class A common stock pursuant to such plan upon its approval by the Company's shareholders on May 21, 1996.

                              COMPANY PERFORMANCE GRAPH

    The chart below compares the yearly percentage change in the cumulative total shareholder return on the Company's Class A Stock during the period from September 25, 1991 (the date the Company's stock began trading after its initial public offering) to December 31, 1996, with the cumulative total return on the S&P 500 Index and a Company-constructed peer group. The comparison assumes $100 was invested on September 25, 1991 in the Company's Class A Stock and in each of the foregoing indices and assumes reinvestment of dividends.

    Companies included in the peer group are as follows: Clean Harbors, Inc.; Rollins Environmental Services, Inc.; Safety Kleen Corp. and TETRA Technologies, Inc. Horsehead Resource Development, Inc., which was included in the peer group in prior years, has not been included in the chart below due to a change in its corporate structure during 1996.

                                              Cumulative Total Return
                               ------------------------------------------------
                                12/91   12/92   12/93   12/94    12/95   12/96

Mobley Environmental Svcs        100      61      24      16       6       2

PEER GROUP                       100     100      62      59      58      63

S&P 500                          100     108     118     120     165     203

                            SUMMARY OF COMPENSATION PLANS


RESTATED STOCK COMPENSATION PLAN

    The Company has adopted the Restated Stock Compensation Plan to provide for the grant of non-qualified options to participating employees. An aggregate of 645,000 shares of Class A Stock have been authorized and reserved for issuance under the plan, subject to adjustment to reflect changes in the Company's capitalization in the case of a stock split or similar event. The plan is administered by the Compensation Committee, which consists of non-employee members of the Board of Directors. The Compensation Committee has the sole authority to interpret the plan, to determine the persons to whom options will be granted, and to determine the exercise price, duration and other terms of options to be granted under the plan; provided that, the exercise price of all options granted under the plan may not be less than the fair market value of the Class A Stock at the date of grant of the option, and no option may be exercisable more than ten years after the date of grant. Except in connection with the replacement of existing options, options generally vest 20% per year from the date of grant and expire no later than the tenth anniversary of the date the options are granted. Options covering 3,500 shares were granted under this plan during 1996.

PROFIT SHARING PLAN

    The Company and its subsidiaries have adopted the Mobley Employees Profit Sharing Plan, which is intended to comply with Section 401 of the Internal Revenue Code and the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). All employees of the companies who have completed six months of service and attained the age of 21 are eligible to participate in the plan. Participating employees may make pre-tax contributions to their accounts of up to 15% of their compensation (up to a maximum of $9,240 in 1995). The employer, in its discretion, may make matching contributions based on the employee's elective contribution and may make an aggregate contribution which would be allocated among participating employees based on relative compensation levels. Employer contributions vest 30% after three years of service, 40% after four years of service, and 20% per year of service thereafter. Distributions generally are payable in a lump sum after retirement, death or disability. During 1996, the Company made matching contributions to the Plan totaling approximately $62,000, based on one-half of the employees' contributions, up to a maximum of 1.5% of an employee's annual salary, subject to certain limitations. No aggregate contribution was made to the Plan in 1996, based on the Company's financial performance.

EMPLOYMENT AGREEMENT

    The Company entered into an employment agreement with Michael M. Stark effective October 23, 1992, which specified that his duties were that of President and Chief Operating Officer of the Company, with a base annual salary of $218,000 (Mr. Stark subsequently became Chief Executive Officer effective November 3, 1993). The agreement also provides that Mr. Stark is entitled to a bonus in an amount to be determined annually by the Compensation Committee. Mr. Stark was not awarded bonus compensation in 1996, but is expected to receive compensation in connection with the Transaction, as previously described. The agreement also provides that in the event of termination without cause, Mr. Stark is entitled to have 100% of his base salary continued for twelve months. Pursuant to the terms of the employment agreement, Mr. Stark was granted options covering 240,000 shares of the Company's Class A Stock, which as a result of subsequent repricings, currently have exercise prices as follows: 80,000 shares at $2.00 per share, 80,000 shares at $2.50 per share, and 80,000 shares at $2.75 per share. Such options are exercisable according to the following schedule: currently exercisable--168,000 shares; and 1997--72,000 shares.

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

    The following table sets forth, as of April 15, 1997, the shares of Class A and Class B Stock beneficially owned by (i) each person known to the Company to be the beneficial owner of more than five percent of the issued and outstanding shares of the Company's Class A or Class B Stock, (ii) each director, (iii) the Company's Chief Executive Officer and the Company's other executive officer who earned over $100,000 in salary and bonus during the year ended December 31, 1995, and (iv) the directors and executive officers as a group. This information is based on public filings made with the Securities and Exchange Commission through March 1997, and certain information supplied to the Company by the persons listed below.

                                                   CLASS A STOCK(1)              CLASS B STOCK(1)
                                                               Percent of                    Percent of
   Name of Beneficial Owner (2)                Shares(3)(4)       Class(5)   Shares             Class
------------------------------------------  ----------------   ----------   ----------    --------------
John Mobley                                      38,600(6)         *        864,780(7)          18.5%
Lois Ann Mobley                                     --             --       253,550(8)           5.4%
James A. Mobley(9)                                  --             --       558,629             11.9%
Steven M. Mobley(9)                                 --             --       558,629             11.9%
H. David Hughes, Trustee                            --             --       365,786(10)          7.8%
T.M. Mobley                                         --             --     1,108,210(11)         23.7%
Jo Ann Mobley Grooms                                --             --       324,671(12)          6.9%
Susan Mobley Matthews                               --             --       235,471(13)          5.0%
David Mobley                                        --             --       515,163(14)         11.0%
Robert G. Schleier, Trustee                         --             --       691,527(15)         14.8%
Michael M. Stark(16)                            296,200            6.80%       --                --
Stewart Cureton, Jr.                             10,000              *         --                --
Antar & Co.(17)                                 470,809            10.8%       --                --
Directors and Executive Officers
  as a Group (5 persons)                      464,564              10.6%  1,972,990
----------------------------
*Less than 1%

(1) Each share of Class B Stock is convertible into Class A Stock on a share-for-share basis at any time. The information set forth for Class A Stock does not include the shares of Class B Stock which are convertible into Class A Stock.
(2) Addresses of beneficial owners are as follows: John Mobley and Lois Ann Mobley, Stillhouse Canyon Office Park, Building One, 4807 Spicewood Springs Road, Suite 1245, Austin, Texas; James A. Mobley, 919 Hillcrest Drive, Longview, Texas; Steven M. Mobley, 816 Congress Avenue, Suite 1100, Austin, Texas; H. David Hughes, 111 Congress Avenue, Suite 1400, Austin, Texas; T.M. Mobley, Michael M. Stark, Stewart Cureton, Jr., 4415 E. Greenwood, Baytown, Texas; Jo Ann Mobley Grooms, 1880 Bent Tree, Tyler, Texas; Susan Mobley Matthews, HCR 68, Box 23A, Hondo, Texas; David Mobley, 1909 N. Longview Street, Kilgore, Texas; Robert G. Schleier, 1100 Stone Road, Suite 101, Kilgore, Texas; and Antar & Co., 600 Jefferson #850, Houston, Texas.
(3) Includes 190,200 shares for Mr. Stark; 10,000 shares for Mr. Cureton; and 219,964 shares for Directors and Executive Officers as a Group which may be acquired within 60 days of April 15, 1997, pursuant to options granted to such persons by the Company.
(4) Includes 100,000 shares for Mr. Stark and 200,000 shares for Directors and Executive Officers as a Group which were granted pursuant to the 1995 Employee Restricted Stock Plan. Such shares vest over a five year period beginning January 1, 1995, and vesting may be accelerated upon the attainment of certain specified increases in the market price of the Class A Stock.

(5) Percentages are calculated on 4,375,061 shares, the number of shares that would be outstanding if the stock options described in Footnote (3) were exercised.
(6) Includes a pro-rata portion of the shares of Class A Stock owned by a corporation which is owned 40% by John Mobley; Mr. Mobley shares voting and investment power for shares owned by such corporation.
(7) Includes 253,550 shares held by a family trust for which Mr. Mobley's spouse, Lois Ann Mobley, is co-trustee; Mr. Mobley has no pecuniary interest in such shares.
(8) Represents shares held as co-trustee for a trust; Mrs. Mobley shares voting and investment power for such shares with H. David Hughes.
(9) The number of shares listed for each of James A. Mobley and Steven M. Mobley includes 290,600 shares owned by trusts for which they serve as trustees.
(10)Represents shares held as co-trustee for two trusts (see Footnotes (8) and (11)). Although Mr. Hughes shares voting and investment power for such shares, he has no pecuniary interest in the shares.
(11)Includes 112,236 shares held as co-trustee for a trust; although Mr. Mobley shares voting and investment power with H. David Hughes for shares owned by such trust, he has no pecuniary interest in those shares.
(12)Includes 296,671 shares owned by trusts for which Mrs. Grooms is sole trustee. Also includes 28,000 shares owned of record by Mrs. Grooms' spouse; Mrs. Grooms disclaims beneficial ownership for such shares.
(13)Includes 207,471 shares owned by trusts for which Mrs. Matthews is sole trustee. Also includes 28,000 shares owned of record by Mrs. Matthews' spouse; Mrs. Matthews disclaims beneficial ownership for such shares.
(14)Represents shares held as trustee or co-trustee for trusts. Mr. Mobley shares voting and investment power for 512,739 of the shares.
(15)Represents shares held as trustee or co-trustee for four trusts; Mr. Schleier shares voting and investment power with David Mobley for 511,527 of these shares. However, Mr. Schleier has no pecuniary interest in any of the shares he beneficially owns.
(16)It is anticipated that Mr. Stark will become an officer and employee of U.S. Filter upon completion of the Transaction. In order to avoid any possible conflict of interest which might result from such situation, Mr. Stark resigned his position as director with the Company effective November 8, 1996; he continues to serve as the Company's President and Chief Executive Officer.
(17)Neither Antar & Co. nor any person claiming through Antar & Co. has filed a
    Schedule 13D with the Securities and Exchange Commission. Based on the absence of such filing, the Company has assumed that no beneficial owner of the shares registered in the name of Antar & Co. owns 5% or more of the Company's Class A Stock.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company has engaged Cureton & Co., an entity in which Stewart Cureton, Jr. has an ownership and management interest, to provide certain business consulting services to the Company, including analysis and negotiation of potential business combination transactions to which the Company might be a party. Mr. Cureton is a Class A director. Under the terms of the engagement, the Company has paid Cureton & Co. retainer fees of $162,000 through December 31, 1996, and would be obligated to pay additional fees in the event a
transaction is consummated by the Company.   Based on the terms of the
Agreement, the Company will be obligated to pay Cureton & Co. a total of approximately $220,000, plus out-of-pocket expenses, in conjunction with the Transaction. In addition, the Company paid Cureton & Co. a fee of approximately $207,500, plus out-of-pocket expenses, in connection with U. S. Filter's acquisition of PORI, which was completed on February 28, 1997. Under the terms of the Agreement, U.S. Filter reimbursed the Company $250,000 for expenses associated with its due diligence investigations of PORI, including amounts due to Cureton & Co. Additionally, in connection with the disposition of its oilfield services business described previously, the Company paid Cureton & Co. approximately $150,000, plus out-of-pocket expenses. A portion of the retainer fees referred to previously are partially creditable toward the various transaction fees. The Company believes that the terms of its arrangements with Cureton & Co. are consistent with industry standards for similar services.

    It is anticipated that Michael M. Stark, the Company's President and Chief Executive Officer, and W. Christopher Chisholm, the Company's Chief Financial Officer and a Vice President, will become employees of U.S. Filter upon completion of the Transaction. Prior to November 8, 1996, Mr. Stark was also a director of the Company; however, to avoid any possible conflict of interest which might have resulted from his potential future employment with U.S. Filter, he resigned his director position with the Company effective that date.

    Additionally, although certain directors of the Company may also be substantial shareholders of the Company, their interests in the Transaction are no different than that of any other shareholder of the Company. No member of U.S. Filter's Board of Directors is a director or officer of the Company or an associate of any officer or director of the Company. Neither the Company nor any of its affiliates has any relationships with U.S. Filter.


                                       PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    ITEM 14 (a) 1.  FINANCIAL STATEMENTS

    The following consolidated financial statements of the Company and its subsidiaries are incorporated by reference in response to this item:

                                                                      PAGE
                                                                      ----

Independent Auditor's Report                                           F-1

Consolidated Balance Sheets
December 31, 1996 and 1995                                             F-2

Consolidated Statements of Operations
Years ended December 31, 1996, 1995 and 1994                           F-3

Consolidated Statements of Stockholders' Equity
Years ended December 31, 1996, 1995 and 1994                           F-4

Consolidated Statements of Cash Flows
Years ended December 31, 1996, 1995 and 1994                           F-5

Notes to Consolidated Financial Statements                     F-6 to F-26

    ITEM 14 (a) 2.  FINANCIAL STATEMENT SCHEDULES
                    -----------------------------

    All schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.

    ITEM 14 (a) 3.  LIST OF EXHIBITS
                    ----------------

Exhibit
NUMBER
------

3.1* Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1, No. 33-41722).

3.2* Bylaws of the Company (filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1, No. 33-41722).

3.3* Amendment to Bylaws of the Company (filed as Exhibit 3.2(b) to the Company's Annual Report on Form 10-K for the year ended December 31,
         1991).

4.1* Specimen Class A Common Stock Certificate (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1, No. 33-41722).

4.2* Specimen Class B Common Stock Certificate (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-1, No. 33-41722).

10.1*+   Form of Nonqualified Stock Option Plan for Outside Directors (filed as
         Exhibit 10.6 to the Company's Registration Statement on Form S-1, No. 33-41722).

10.2*+ Form of Restated Stock Compensation Plan (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8, No. 33-92336).

10.3* Agreement and Plan of Restructuring among the Company, Gibraltar, Mobley Co., Mobley Group, Inc. ("Mobley Group"), Mobley Industries Partnership ("MIP"), Mobley Properties, John Mobley, Thomas M. Mobley, David Mobley and David Mobley Grantor Trust (filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1, No. 33-41722).

10.4*+ Mobley Employees Profit Sharing Plan, as amended and restated effective January 1, 1994 (filed as Exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.5* Registration Rights Agreement, dated August 23, 1991 between the Company and David Mobley Grantor Trust (filed as Exhibit 10.54 to the Company's Registration Statement on Form S-1, No. 33-41722).

10.6*+ Employment agreement between Mobley Environmental Services, Inc. and Michael M. Stark, dated October 23, 1992 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1992).

10.7* Stock Purchase Agreement dated May 10, 1994 by and between American Ecology Corporation and Mobley Environmental Services, Inc. (filed as
         Exhibit 10(ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

10.8* Side Letter Agreement dated May 13, 1994 between American Ecology Corporation and Mobley Environmental Services, Inc. regarding the Stock Purchase Agreement set forth at Exhibit 10(ii) (filed as Exhibit 10(jj) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

10.9* Amendment to Stock Purchase Agreement dated September 2, 1994 between American Ecology Corporation and Mobley Environmental Services, Inc. regarding the Stock Purchase Agreement (filed as Exhibit 10(mm) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994).

10.10* Promissory Note in the original principal amount of $550,000 dated December 31, 1994 executed by American Ecology Corporation payable to Mobley Environmental Services, Inc. (filed as Exhibit 10(v) to the Company's Annual Report on Form 10-K for the year ended December 31,
         1994).

10.11* Loan Agreement dated June 2, 1995 between the Company and Bank One, Texas, N.A. (filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995).

10.12* Security Agreement dated June 2, 1995 between the Company and Bank One, Texas, N.A. (filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995).

10.13* Unlimited Guaranty between Mobley Company, Inc. and Bank One, Texas, N.A. (filed as Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995).

10.14* Asset Purchase Agreement dated June 7, 1995 between the Company and Romero Bros. Oil Exchange, Environmental Petroleum Products Co./EPPCO, and Environmental Insight, Inc. (filed as Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995).

10.15* Assignment by the Company of the Asset Purchase Agreement to Hydrocarbon Technologies, Inc., a wholly-owned subsidiary of the Company (filed as Exhibit 10(e) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995).

10.16* Escrow Agreement dated July 19, 1995 between the Company, Romero Bros. Oil Exchange, Inc. and Bank One, Texas, N.A. (filed as Exhibit 10(f) to the Company's Quarterly Report on Form 10- Q for the quarterly period ended June 30, 1995).

10.17* Promissory Note in the amount of $75,000.00 dated July 19, 1995, executed by the Company, payable to Romero Bros. Oil Exchange, Inc. (filed as Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995).

10.18* Pledge Agreement between the Company and Romero Bros. Oil Exchange, Inc. securing the Promissory Note executed by the Company payable to Romero Bros. Oil Exchange, Inc. (filed as

         Exhibit 10(h) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995).

10.19* Contract dated July 12, 1995 between the Company and Promotora de Servicios y Proyectos Ecologicos, S.A. de C.V. for the sale of the shares of Pro Ambiente, S.A. de C.V. (filed as Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995).

10.20* Memorandum dated August 3, 1995 regarding amendment of contract for the sale of shares of Pro Ambiente, S.A. de C.V. to Promotora de Servicios y Proyectos Ecologicos, S.A. de C.V. (filed as Exhibit 10(j) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995).

10.21* Design and Construction Agreement dated April 26, 1995 between the Company and Engineering, Procurement & Construction, Inc. (filed as
         Exhibit 10(k) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995).

10.22* Sales and Design Contract dated April 28, 1995 between the Company and Lecorp for construction of oil filter recycling facility (filed as Exhibit 10(l) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995).

10.23* Modification Agreement dated August 11, 1995 between the Company and Promotora de Servicios y Proyectos Ecologicos, S.A. de C.V., amending the contract for the sale of the shares of Pro Ambiente, S.A. de C.V. (filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995).

10.24* Termination Agreement dated July 12, 1995 between the Company and Promotora de Servicios y Proyectos Ecologicos, S.A. de C.V., terminating the Organization Agreement dated March 29, 1993 (filed as
         Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995).

10.25*+ 1995 Employee Restricted Stock Plan (filed as Exhibit 4.4 to the Company's Registration Statement on Form S-8, No. 33-92336).

10.26 Asset Purchase Agreement dated April 25, 1997 by and among Mobley Environmental Services, Inc., Mobley Company, Inc., Hydrocarbon Technologies, Inc., United States Filter Corporation, and U.S. Filter Recovery Services (Southwest), Inc.

10.27 Asset Purchase Agreement dated January 20, 1997 by and among Mobley Company, Inc., and Dawson Production Services, Inc.

10.28 Promissory Note in the amount of $500,000 dated January 20, 1997 executed by Dawson Production Services, Inc. payable to Mobley Company, Inc.

10.29 First Amendment to Letter Loan Agreement and Master Lease Modification Agreement dated January 20, 1997 between the Company and Bank One, Texas, N.A.

10.30 Deed of Trust, Security Agreement, and Financing Statement dated January 20, 1997 executed by Mobley Company, Inc. for the benefit of Bank One, Texas, N.A.

10.31 Unlimited Guaranty dated January 20, 1997 executed by Hydrocarbon Technologies, Inc. to Bank One, Texas, N.A. guaranteeing indebtedness of the Company.

10.32 Security Agreement dated January 20, 1997 executed by Hydrocarbon Technologies, Inc. in favor of Bank One, Texas, N.A. securing indebtedness of the Company.

10.33* Information Statement dated May 9, 1997 to the Shareholders of the Company relating to the pending sale of the Company's hydrocarbon recycling and recovery business, including Supplement thereto dated May 12, 1997 (filed as Schedule 14C on May 9, 1997 and May 14, 1997).

11       Statement regarding computation of per share earnings (loss).

21       Subsidiaries of the Company.

23       Independent Auditors' Consent.

27       Financial Data Schedule (submitted only in electronic format)
--------------------------------

   * Incorporated herein by reference to the respective filing identified above.
   + Identifies management or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.


    ITEM 14 (b)  REPORTS ON FORM 8-K
                 -------------------

    On January 28, 1997, the Company filed a Form 8-K Current Report in connection with the completion of the sale of its oilfield services assets to Dawson Production Services, Inc.

    On May 5, 1997, the Company filed a Form 8-K Current Report in connection with the April 25, 1997 signing of a definitive Asset Purchase Agreement with United States Filter Corporation for the sale of substantially all of the remaining operating assets of its subsidiaries.

                                      SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 19, 1997                     Mobley Environmental Services, Inc.
                                       Registrant

                                        /s/ Michael M. Stark
                                       ---------------------
                                       Michael M. Stark
                                       President and Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                              TITLE                    DATE
---------                              -----                    ----


  /s/ John Mobley                      Chairman of the Board    May 19, 1997
-----------------------------          and Director
John Mobley


  /s/ T.M. Mobley                      Vice-Chairman of the     May 19, 1997
-----------------------------          Board and Director
T.M. Mobley


  /s/ Stewart Cureton, Jr.             Director                 May 19, 1997
-----------------------------
Stewart Cureton, Jr.


  /s/ Michael M. Stark                 President and Chief      May 19, 1997
-----------------------------          Executive Officer
Michael M. Stark


  /s/ W. Christopher Chisholm          Vice President and       May 19, 1997
-----------------------------          Chief Financial Officer,
W. Christopher Chisholm                Secretary and Treasurer
                                       (Principal Accounting
                                       Officer)

SUPPLEMENTAL INFORMATION

    As of the date of filing this Annual Report on Form 10-K, no Annual Report to Shareholders for the year ended December 31, 1996 has been sent to the Company's shareholders. Likewise, no proxy statement or form of proxy has been sent to shareholders with respect to any annual or other meeting of security holders. At such time as Annual Reports to Shareholders and proxy statements are distributed to the Company's shareholders, copies of such material will also be furnished to the Securities and Exchange Commission.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Mobley Environmental Services, Inc.:

    We have audited the accompanying consolidated balance sheets of Mobley Environmental Services, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mobley Environmental Services, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP

KPMG PEAT MARWICK LLP

Shreveport, Louisiana
February 28, 1997, except for the second sentence of the last paragraph of note 7 which is as of March 31, 1997

              MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                                               1996       1995
                                                                                             ---------  ---------
Current assets:
  Cash and cash equivalents................................................................  $     385  $   1,476
  Trade receivables, less allowance for doubtful accounts of $50 in 1996 and $257 in
    1995...................................................................................        161      2,836
  Prepaid expenses and other current assets................................................        207        582
  Net assets of discontinued operations--current...........................................      1,144     --
                                                                                             ---------  ---------
      Total current assets.................................................................      1,897      4,894
  Property, plant, and equipment, net......................................................        230     12,837
  Excess of purchase price over fair value of net assets acquired, net.....................     --          1,122
  Net assets of discontinued operations--non-current.......................................      9,659     --
  Other assets, net........................................................................        197        244
                                                                                             ---------  ---------
                                                                                             $  11,983     19,097
                                                                                             ---------  ---------
                                                                                             ---------  ---------
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current portion of long-term debt......................................  $   5,014         70
  Accounts payable.........................................................................        633      1,306
  Accrued expenses.........................................................................      3,721      3,613
                                                                                             ---------  ---------
      Total current liabilities............................................................      9,368      4,989
Long-term debt, less current portion.......................................................     --            490
Other long-term liabilities................................................................     --            166
Deferred income taxes......................................................................        148        846
                                                                                             ---------  ---------
      Total liabilities....................................................................      9,516      6,491
                                                                                             ---------  ---------
Stockholders' equity:
  Preferred stock, $.01 par value; 2,000,000 shares authorized, none issued................     --         --
  Common stock, $.01 par value:
    Class A, 15,000,000 shares authorized; 4,155,097 and 4,085,343 shares issued and
      outstanding in 1996 and 1995, respectively...........................................         42         41
    Class B, 10,000,000 shares authorized; 4,764,903 shares issued and 4,680,196 shares outstanding in 1996, 4,834,657 shares issued and 4,749,950 shares outstanding in
      1995.................................................................................         48         49
  Additional paid-in capital...............................................................     25,159     25,159
  Accumulated deficit......................................................................    (22,486)   (12,251)
  Deferred compensation costs under restricted stock agreements............................       (288)      (384)
  Treasury stock, 84,707 shares of Class B common stock, at cost...........................         (8)        (8)
                                                                                             ---------  ---------
      Total stockholders' equity...........................................................      2,467     12,606
Commitments and contingencies
                                                                                             ---------  ---------
                                                                                             $  11,983  $  19,097
                                                                                             ---------  ---------
                                                                                             ---------  ---------

          See accompanying notes to consolidated financial statements.

              MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND SHARE DATA)

                                                                                1996        1995        1994
                                                                             ----------  ----------  ----------
Revenues...................................................................  $   --      $   --      $   --
Cost of revenues...........................................................      --          --          --
                                                                             ----------  ----------  ----------
    Gross profit...........................................................      --          --          --
Selling, general, and administrative expenses..............................         516         683         376
Restructuring expenses.....................................................         650      --          --
                                                                             ----------  ----------  ----------
    Operating loss.........................................................      (1,166)       (683)       (376)
Other expense, net.........................................................        (120)       (630)         (5)
                                                                             ----------  ----------  ----------
    Loss from continuing operations before income taxes....................      (1,286)     (1,313)       (381)
Income tax benefit.........................................................      --             320          49
                                                                             ----------  ----------  ----------
    Loss from continuing operations........................................      (1,286)       (993)       (332)
                                                                             ----------  ----------  ----------
Discontinued operations, net of tax:
  Provision for loss on disposal of waste management services segment......      (7,621)     --          --
  Provision for losses during phase-out period of waste management services
    segment................................................................        (331)     --          --
  Net loss from operations of waste management services segment............        (623)       (318)     (3,727)
  Net loss from operations of oilfield services segment....................        (374)       (152)        (36)
                                                                             ----------  ----------  ----------
    Loss from discontinued operations......................................      (8,949)       (470)     (3,763)
                                                                             ----------  ----------  ----------
    Net loss...............................................................  $  (10,235) $   (1,463) $   (4,095)
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
Net loss per share:
  Continuing operations....................................................  $    (0.15) $    (0.12) $    (0.04)
  Discontinued operations..................................................       (1.01)      (0.05)      (0.48)
                                                                             ----------  ----------  ----------
                                                                             $    (1.16) $    (0.17) $    (0.52)
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
Weighted average number of common shares outstanding.......................   8,835,293   8,378,142   7,915,293
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------

          See accompanying notes to consolidated financial statements.

              MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   1996        1995        1994
                                                                                ----------  ----------  ----------
Preferred stock--none issued..................................................  $   --      $   --      $   --
                                                                                ----------  ----------  ----------
Class A common stock:
  Balance at beginning of year................................................          41          27          26
  Issuance of 420,000 shares of restricted common stock.......................      --               4      --
  Issuance of 500,000 shares of common stock in connection with asset
    acquisition...............................................................      --               5      --
  Conversion of Class B common stock (69,754 shares in 1996, 500,809 shares in
    1995, and 30,263 shares in 1994)..........................................           1           5           1
                                                                                ----------  ----------  ----------
    Balance at end of year....................................................          42          41          27
                                                                                ----------  ----------  ----------
Class B common stock:
  Balance at beginning of year................................................          49          54          55
  Conversion into Class A common stock (69,754 shares in 1996, 500,809 shares
    in 1995, and 30,263 shares in 1994).......................................          (1)         (5)         (1)
                                                                                ----------  ----------  ----------
    Balance at end of year....................................................          48          49          54
                                                                                ----------  ----------  ----------
Additional paid-in capital:
  Balance at beginning of year................................................      25,159      23,788      23,788
  Issuance of restricted common stock.........................................      --             626      --
  Issuance of common stock in connection with asset acquisition...............      --             745      --
                                                                                ----------  ----------  ----------
    Balance at end of year....................................................      25,159      25,159      23,788
                                                                                ----------  ----------  ----------
Accumulated deficit:
  Balance at beginning of year................................................     (12,251)    (10,788)     (6,693)
  Net loss....................................................................     (10,235)     (1,463)     (4,095)
                                                                                ----------  ----------  ----------
    Balance at end of year....................................................     (22,486)    (12,251)    (10,788)
                                                                                ----------  ----------  ----------
Allowance for foreign currency translation loss:
  Balance at beginning of year................................................      --            (700)     --
  Provision for foreign currency translation loss.............................      --            (155)       (700)
  Reduction in allowance for foreign currency translation loss due to sale of
    investment in foreign joint venture.......................................      --             855      --
                                                                                ----------  ----------  ----------
    Balance at end of year....................................................      --          --            (700)
                                                                                ----------  ----------  ----------
Deferred compensation costs under restricted stock agreements:
  Balance at beginning of year................................................        (384)     --             (12)
  Issuance of restricted stock................................................      --            (630)     --
  Amortization of deferred compensation costs.................................          96         246          12
                                                                                ----------  ----------  ----------
    Balance at end of year....................................................        (288)       (384)     --
                                                                                ----------  ----------  ----------
Treasury stock................................................................          (8)         (8)         (8)
                                                                                ----------  ----------  ----------
      Total stockholders' equity..............................................  $    2,467  $   12,606  $   12,373
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

          See accompanying notes to consolidated financial statements.

              MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                                                      1996       1995       1994
                                                                                   ----------  ---------  ---------
Cash flows from operating activities:
  Net loss.......................................................................  $  (10,235) $  (1,463) $  (4,095)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
    Provision for loss on disposal and losses during phase-out period of waste
      management services segment................................................       8,650     --         --
    Provision for restructuring charges..........................................         650     --         --
    Depreciation and amortization................................................       2,594      2,361      3,431
    Deferred income tax expense (benefit)........................................        (698)      (471)       547
    Deferred compensation costs under restricted stock agreements................          96        246         12
    Provision for losses on accounts receivable..................................      --            200        271
    Equity in net loss and loss on sale of joint venture.........................      --            323         55
    Write-down of assets.........................................................      --            392     --
    Changes in certain operating assets and liabilities:
      Trade receivables..........................................................        (698)      (123)      (612)
      Other assets...............................................................        (126)       343      1,150
      Accounts payable...........................................................         840     (1,732)     2,161
      Accrued expenses and other liabilities.....................................      (1,279)      (265)    (2,409)
                                                                                   ----------  ---------  ---------
        Net cash provided by (used in) operating activities, including
          discontinued operations................................................        (206)      (189)       511
                                                                                   ----------  ---------  ---------
Cash flows from investing activities:
  Capital expenditures...........................................................      (5,339)    (5,226)    (3,042)
  Proceeds from sale of joint venture investment.................................      --          1,324     --
  Acquisition of assets..........................................................      --           (770)    --
  Proceeds from sale of subsidiary, net of $229 cash balance at date of sale.....      --         --          5,500
  Other investing activities, net................................................      --             56        135
                                                                                   ----------  ---------  ---------
        Net cash provided by (used in) investing activities, including
          discontinued operations................................................      (5,339)    (4,616)     2,593
                                                                                   ----------  ---------  ---------
Cash flows from financing activities:
  Net borrowings on revolving lines of credit....................................       4,686     --            135
  Principal payments on long-term debt...........................................        (232)    (1,750)      (651)
  Borrowings of long-term debt...................................................      --            560        250
  Net advances from purchaser prior to sale of subsidiary........................      --         --          3,355
                                                                                   ----------  ---------  ---------
        Net cash provided by (used in) financing activities, including
          discontinued operations................................................       4,454     (1,190)     3,089
                                                                                   ----------  ---------  ---------
        Net increase (decrease) in cash and cash equivalents.....................      (1,091)    (5,995)     6,193
Cash and cash equivalents at beginning of year...................................       1,476      7,471      1,278
                                                                                   ----------  ---------  ---------
Cash and cash equivalents at end of year.........................................  $      385  $   1,476  $   7,471
                                                                                   ----------  ---------  ---------
                                                                                   ----------  ---------  ---------

          See accompanying notes to consolidated financial statements.

              MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1996, 1995, AND 1994

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION--The accompanying financial statements present the consolidated accounts of Mobley Environmental Services, Inc. (the "Company") and its wholly-owned subsidiaries, Hydrocarbon Technologies, Inc. ("HTI"), Gibraltar Chemical Resources, Inc. ("Gibraltar"), and Mobley Company, Inc. ("Mobley"). In the fourth quarter of 1996, the Company announced its plans to sell substantially all of its operating assets and completed the sale of the assets of its oilfield services segment in January 1997 (note 2). On December 31, 1994, the Company sold Gibraltar (note 3). All significant intercompany accounts and transactions have been eliminated in consolidation.

    DESCRIPTION OF BUSINESS--The Company provides diverse environmental and field-related services to industrial, governmental, and commercial markets, and specializes in the collection, transportation, treatment, recycling, and management of a wide variety of non-hazardous liquid hydrocarbons, oil filters, absorbents, and related materials. Prior to the sale of Gibraltar in 1994, the Company's waste management services activities also included the management of hazardous wastes. Prior to sale of the Company's oilfield services segment in January 1997, the Company also provided oilfield services for managing liquids used or produced during the lifecycle of oil and gas wells. The Company operates primarily in the states of Texas, Louisiana, and Arkansas.

    BASIS OF PRESENTATION--The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2, the Company's Board of Directors determined that the divestiture of its operations was in the best interests of the Company and its shareholders. The consolidated financial statements do not include any adjustments that might result from the liquidation of the Company.

    CASH EQUIVALENTS--For purposes of reporting cash flows, the Company considers investments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of investments in money market accounts at December 31, 1996 and 1995.

    REVENUE RECOGNITION--Waste management services revenues are recognized when the services are performed or upon the receipt and acceptance of waste material at the Company's transfer or processing facilities. Upon the recognition of such revenue, appropriate incidental treatment and residual disposal costs are accrued. In the case of product sales, revenues are recognized upon acceptance of the related product by the customer. Oilfield services revenues are recognized when the services are performed.

    PROPERTY, PLANT, AND EQUIPMENT--Property, plant, and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives ranging from three to thirty years.

    MAINTENANCE AND REPAIRS--Major repairs to disposal well facilities are estimated and accrued by monthly charges to expense. Periodic costs incurred for such items are charged against the related accrued expenses. All other maintenance and repair costs are charged to expense as incurred. Renewals and betterments are capitalized.

    IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF--The Company adopted the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"), on January 1, 1996. SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying

              MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) amount of an asset to future net cash flows, undiscounted and without interest charges, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

    In its review of possible asset impairment, management considered the following factors: (i) the limited operating history of the Company's new business endeavors prior to and as of January 1, 1996; (ii) the fact that a substantial part of its capital assets were under construction prior to and as of January 1, 1996; and (iii) the anticipated continued operations of the Company, and the expected future net cash flows to be generated by such operations. Based on these facts and circumstances, and considering its analyses, management of the Company concluded that there was no indicated impairment of the Company's assets consequently, the adoption of SFAS 121 did not have a material impact on its financial position or results of operations. Subsequent to the adoption of SFAS 121, the Company announced its plans to sell substantially all of its operating assets which required material adjustments to the carrying values of the Company's assets in the third quarter of 1996 (note
2).

    INVESTMENT IN JOINT VENTURE--Investment in joint venture consisted of a 25% interest in Pro Ambiente, S.A. de C.V. ("Pro Ambiente"), a joint venture in Mexico. On July 12, 1995, the Company sold its interest in Pro Ambiente (note
5). This investment was accounted for by the equity method.

    Assets and liabilities of Pro Ambiente were translated at the rate of exchange in effect on the last day of each fiscal year. The related translation adjustments are reflected in the allowance for foreign currency translation loss in the stockholders' equity section of the consolidated balance sheet at that date. Income and expenses have been translated at the average rates of exchange prevailing during the year.

    INTANGIBLE ASSETS--Intangible assets are stated at unamortized cost and consist primarily of excess of purchase price over fair value of net assets acquired (goodwill). Historically, the carrying value of intangible assets has been periodically reviewed by the Company based on the expected future undiscounted operating cash flows of the related business segment. Goodwill was being amortized over a fifteen-year life on a straight-line basis prior to the decision to sell substantially all operating assets (note 2).

    INCOME TAXES--Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    EARNINGS PER SHARE--Earnings per share computations are based on the weighted average number of common and dilutive common equivalent shares outstanding.

    USE OF ESTIMATES--Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates which could have a material adverse effect on the Company's future financial condition, results of operations and liquidity as disclosed in note 13.

              MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATIONS--Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and trade receivables. The Company places its cash equivalents with high credit quality financial institutions; however, such amounts are generally in excess of federally insured limits. Although the Company does not require collateral for trade receivables, the credit risk is limited due to the large number of customers. For the years ended December 31, 1996, 1995, and 1994 no customer accounted for more than 10% of revenues. At December 31, 1996 and 1995, no receivable, that is going to be retained by the Company after completion of the proposed transactions to sell its operating assets, from any customer exceeded 5% of stockholders' equity.

    Statement of Financial Accounting Standards No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates are set forth below for the Company's financial instruments:

    - Cash, Cash Equivalents, Trade Receivables, Accounts Payable, and Accrued Expenses--The carrying amounts approximate fair value because of the short maturity of these instruments.

    - Notes Payable and Long-term Debt--The carrying amount of the notes payable and long-term debt approximates market because of the variable interest rate, which is based on the bank's prime rate, or the current interest rate available to the Company for debt of similar terms approximates the existing rate.

    The fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

    STOCK OPTION PLANS--Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25") and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Accounting Standards Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 has been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123 (note 11).

    RECLASSIFICATIONS--Certain amounts in the prior year's financial statements have been reclassified to conform to the current year presentation.

(2) RECENT AND PENDING ASSET SALES AND DISCONTINUED OPERATIONS

    In light of the Company's severely weakened financial condition and, in particular, concerns about its liquidity, the Board of Directors reviewed the challenges facing the Company and discussed in general terms the alternatives available to address them. Among other things, the Board of Directors considered

              MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

(2) RECENT AND PENDING ASSET SALES AND DISCONTINUED OPERATIONS (CONTINUED)
(i) the Company's relatively small size and the resultant constraints on its ability to make significant investments in additional processing or collection businesses without an infusion of equity in an industry characterized by increasing consolidation, intensifying competition, and continued growth through acquisition by larger entities with greater access to financial resources than has the Company; (ii) the Company's inability to obtain bank financing and the unfavorable results of recent efforts to attract equity investors to fund activities contemplated by the Company's strategic business plan; (iii) the Company's default under its bank credit agreement due to its inability to maintain compliance with certain covenants contained in such agreement; and (iv) the Company's severely strained liquidity and immediate need for working capital to continue its current operations. As part of these deliberations, management and the Company's financial advisors reviewed in detail with the Board of Directors their efforts with third parties to attract possible investments in, or strategic alliances with, the Company. Since such efforts had not yielded access to funds on terms acceptable to the Company, the Board of Directors determined that the divestiture of its operations was in the best interests of the Company and its shareholders. These circumstances required the Company to re-evaluate the basis used to assess the carrying values of assets pursuant to the provisions of SFAS 121. Subsequently, on October 30, 1996, and November 1, 1996, the Company executed letters of intent to sell substantially all of its operating assets in two separate transactions. The transactions and their impact on the Company's consolidated financial statements are described in the following paragraphs. The Company's waste management services segment consists of the operations of HTI and certain operations of Mobley. The Company's oilfield services segment consists of certain operations of Mobley.

    SALE OF WASTE MANAGEMENT SERVICES ASSETS AND DISCONTINUANCE OF BUSINESS SEGMENT. On October 30, 1996, the Company signed a letter of intent with United States Filter Corporation ("USF") to sell substantially all of the assets related to its waste management services activities. Under the terms of the letter of intent, the Company will receive $8,000,000 in shares of USF common stock (registered with the Securities and Exchange Commission) in exchange for such assets, and can earn up to an additional $4,000,000 in USF common stock based on the performance of the business during the two years following its sale, currently anticipated to be completed in the 1997 second quarter. Additionally, USF will assume certain liabilities (accounts payable and accrued expenses) as part of the transaction. The letter of intent further specifies that the sales price of the assets will be adjusted upward or downward based on the level of net assets, as defined, at the time of closing. Completion of the transaction is subject to final negotiation and signing of a definitive acquisition agreement, which is expected to contain standard conditions to closing, including board and shareholder approval and due diligence, and the distribution of an Information Statement describing the proposed transaction to the Company's shareholders.

    The net assets which are the subject of the letter of intent are shown in the accompanying December 31, 1996, consolidated balance sheet as "net assets of discontinued operations" at their estimated net realizable value as determined by the aforementioned terms, less anticipated transaction costs of approximately $450,000. Such assets have a net book value at December 31, 1996, (net of assumed liabilities) of approximately $15,149,000. As a result of the pending sale, the Company recorded a charge of $7,621,000 (net of a deferred income tax benefit of $698,000) during the year ended December 31, 1996, representing the estimated loss on the disposal of the business segment, including certain required capital expenditures prior to the sale amounting to approximately $900,000. In determining the estimated loss on disposal, only the $8,000,000 fixed portion of the sales price was considered (i.e., that portion which is contingent on the future performance of the business was ignored). Such loss was recognized in the third quarter, when it was determined that a sale of the assets was necessary given the Company's inability to secure acceptable financing and concerns about its liquidity. Prior to that time, the evaluation of potential

              MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

(2) RECENT AND PENDING ASSET SALES AND DISCONTINUED OPERATIONS (CONTINUED) asset impairment had been made on a "going-concern" basis and cash flow projections for the segment supported the carrying values of the related assets. The Company estimates that it will incur additional operating losses in this business segment, after the allocation of certain overhead and interest costs, amounting to approximately $331,000 during the phase-out period from October 1, 1996 to the expected closing date of the transaction. A provision for such estimated net losses has been made in the accompanying consolidated statements of operations for the year ended December 31, 1996. The Company's waste management services segment incurred a net loss of approximately $288,000 during the period October 1, 1996 to December 31, 1996.

    SALE OF OILFIELD SERVICES ASSETS AND DISCONTINUANCE OF BUSINESS SEGMENT. On November 1, 1996, the Company signed a letter of intent with Dawson Production Services, Inc. to sell substantially all of the assets related to its oilfield services business. Such sale was completed on January 20, 1997, pursuant to a definitive asset purchase agreement. Under the terms of the definitive agreement, the Company received approximately $4,917,000 and a subordinated note in the amount of $500,000, due in January 2002, in exchange for such assets. The assets which were the subject of the sale had a net book value, based on historical cost adjusted for accumulated depreciation and amortization, of approximately $2,378,000, and are shown in the accompanying December 31, 1996, consolidated balance sheet as "net assets of discontinued operations" at that carrying amount. The results of operations associated with the discontinued segment through the anticipated disposal date, after allocation of certain overhead and interest costs, did not result in a loss and consequently, no additional losses have been reflected in the accompanying statements of operations for the year ended December 31, 1996. The Company's oilfield services segment generated net income of approximately $120,000 during the period October 1, 1996, to December 31, 1996. The Company recognized a gain upon completion of the sale, after transaction costs of approximately $255,000, amounting to approximately $2,800,000 in January 1997.

    In anticipation of the planned divestitures and the significant reduction in personnel necessary to support the administration of the Company's remaining assets, the Company recorded certain restructuring expenses, none of which are expected to benefit its future activities, during the 1996 third quarter. Such expenses, totaling $650,000, included employee severance obligations of approximately $285,000, costs associated with the relocation and recruitment of personnel of approximately $155,000, and other related expenses of approximately $210,000. Substantially all of such costs were subsequently incurred during the 1996 fourth quarter and 1997 first quarter. The twelve employees to be terminated are primarily involved in providing certain corporate support functions, including accounting, information systems, and environmental, health and safety.

    Because of the outstanding contractual indemnification obligations of the Company and in light of pending litigation to which the Company is a party, the Company will remain in existence and incur certain general and administrative expenses for the foreseeable future but will have no operating assets after the sale of its waste management services segment to USF. Therefore, certain general and administrative expenses and nonoperating income and expense have been accounted for as continuing operations. Future costs incurred in connection with these indemnification obligations and litigation responsibilities will be reported as part of the discontinued operations in which they originated or to which they relate. The Company believes it is probable that it will continue to incur certain costs associated with these legal matters and accordingly, in connection with the divestiture of Gibraltar in 1994, established an accrual for estimated out-of-pocket expenses related to the ongoing administrative management of such matters. However, the Company is currently unable to reasonably estimate its potential exposure for defending

              MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

(2) RECENT AND PENDING ASSET SALES AND DISCONTINUED OPERATIONS (CONTINUED) such matters, any indemnity obligations resulting therefrom, and any corresponding insurance reimbursement (note 13).

    The Company's two business segments, waste management services and oilfield services, have been accounted for as discontinued operations, and accordingly, their operations have been segregated in the accompanying consolidated statements of operations. The revenues, operating costs and expenses, interest expense, and income taxes for the years ended December 31, 1996, 1995, and 1994, have been reclassified for amounts associated with the discontinued segments. Due to the relative significance of the Company's business segments to its operations as a whole, and in light of the Company's decision to divest itself of substantially all of its operating assets in the 1996 third quarter, the Company has allocated certain general and administrative expenses to the business segments in the accompanying consolidated statements of operations and note 2. Historically, such costs had been treated as "corporate overhead" and thus not allocated. The Company believes that such allocation provides financial information that is more indicative of the actual operating results of the business segments. However, such allocation method differs from that used in presenting certain information about the Company's business segments in its annual report on Form 10-K for the years ended December 31, 1995, 1994 and 1993. General and administrative expenses attributable to continuing operations have been determined based upon an allocation of such costs betweeen the business segments and continuing operations. Restructuring charges, other income and expense, and equity in losses and loss from sale of joint venture have been recorded as continuing operations as such amounts are not specifically attributable to either of the Company's business segments which are being disposed of. Interest expense has been allocated to the segments based on the outstanding indebtedness attributable to each of the business segments. Income taxes have been allocated based on the effective tax rate, after a specific charge to the waste management services segment for the change in the beginning-of-the-year balance of the valuation allowance for deferred tax assets of Gibraltar.

              MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

(2) RECENT AND PENDING ASSET SALES AND DISCONTINUED OPERATIONS (CONTINUED) Operating results and the estimated loss on disposal of the Company's waste management services segment for the years ended December 31, 1996, 1995, and 1994 are as follows (in thousands of dollars):

                                                                 1996       1995       1994
                                                               ---------  ---------  ---------
Revenues.....................................................  $  17,207  $  14,233  $  25,801
Cost of revenues.............................................     14,006      9,923     21,059
                                                               ---------  ---------  ---------
  Gross profit...............................................      3,201      4,310      4,742
Selling, general, and administrative expenses, including
  allocated amounts..........................................      3,902      4,730      7,714
                                                               ---------  ---------  ---------
  Operating loss.............................................       (701)      (420)    (2,972)
Interest expense, net........................................       (210)    --           (154)
                                                               ---------  ---------  ---------
  Loss before income taxes...................................       (911)      (420)    (3,126)
Income tax expense (benefit).................................     --           (102)       601
                                                               ---------  ---------  ---------
  Net loss from operations of waste management services
    segment..................................................       (911)      (318)    (3,727)
Reduction in reserve for losses from operations of waste
  management services segment during phase-out period........        288     --         --
                                                               ---------  ---------  ---------
                                                               $    (623) $    (318) $  (3,727)
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------
Provision for losses from operations of waste management
  services segment during phase-out period, recognized in the
  third quarter of 1996......................................  $    (331) $  --      $  --
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------
Provision for loss on disposal of waste management services
  segment, recognized in the third quarter of 1996:
  Asset valuation adjustment.................................     (5,673)    --         --
  Accrued transaction costs and capital expenditures
    subsequent to measurement date...........................     (1,595)    --         --
  Write-off of excess of purchase price over fair value of
    net assets acquired......................................     (1,051)    --         --
  Deferred income tax benefit................................        698     --         --
                                                               ---------  ---------  ---------
                                                               $  (7,621) $  --      $  --
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

              MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

(2) RECENT AND PENDING ASSET SALES AND DISCONTINUED OPERATIONS (CONTINUED) Operating results of the Company's oilfield services segment for the years ended December 31, 1996, 1995, and 1994 are as follows (in thousands of dollars):

                                                                     1996       1995       1994
                                                                   ---------  ---------  ---------
Revenues.........................................................  $   4,373  $   4,355  $   3,709
Cost of revenues.................................................      3,241      2,934      2,357
                                                                   ---------  ---------  ---------
  Gross profit...................................................      1,132      1,421      1,352
Selling, general, and administrative expenses, including
  allocated amounts..............................................      1,506      1,622      1,393
                                                                   ---------  ---------  ---------
  Operating loss.................................................       (374)      (201)       (41)
Income tax benefit...............................................     --            (49)        (5)
                                                                   ---------  ---------  ---------
  Net loss from operations of oilfield services segment..........  $    (374) $    (152) $     (36)
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    At December 31, 1996, the net assets of the Company's waste management services segment are recorded at their estimated net realizable value and the net assets of its oilfield services segment are recorded at their net book value, and are included in the accompanying consolidated balance sheet as "net assets of discontinued operations." Such assets are summarized as follows (in thousands of dollars):

                                                                WASTE
                                                              MANAGEMENT    OILFIELD
                                                               SERVICES     SERVICES      TOTAL
                                                             ------------  -----------  ---------
Trade receivables..........................................   $    2,873    $     500   $   3,373
Other current assets.......................................          519           32         551
Property, plant and equipment, net of accumulated
  depreciation of $14,087 and valuation reserve of
  $5,673...................................................        7,780        1,846       9,626
Excess of purchase price over fair value of net assets
  acquired, net of accumulated amortization of $101 and
  valuation reserve of $1,051..............................       --           --          --
Other assets, net..........................................           33       --              33
Current liabilities........................................       (2,780)      --          (2,780)
                                                             ------------  -----------  ---------
  Net assets of discontinued operations....................   $    8,425    $   2,378   $  10,803
                                                             ------------  -----------  ---------
                                                             ------------  -----------  ---------

    Presently, it is contemplated that all or substantially all of the USF common stock received at the time of closing will be immediately sold. Such proceeds will be used to fund the current liabilities retained by the Company, with the remaining surplus cash expected to initially be deployed in short-term investments. The Company anticipates that ongoing general and administrative expenses will be reduced to approximately $300,000 annually, and expects earnings from investments to largely offset such costs. The amounts described herein are approximate and based on the Company's current estimates. Furthermore, there can be no assurance that such amounts will actually be realized.

    In the event that the sale to USF is not consummated, the Company's Board of Directors may seek to sell some or all of the Company's assets to another purchaser or purchasers. The Company's inability to

              MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

(2) RECENT AND PENDING ASSET SALES AND DISCONTINUED OPERATIONS (CONTINUED) consummate the sale to USF as planned in a timely manner could have a material adverse effect on the Company's consolidated financial position and liquidity.

    In 1996, the Company engaged an investment banking and financial advisory firm in which a Class A director has an ownership and management interest to provide certain business consulting services to the Company, including analysis and negotiation of potential business combination transactions to which the Company might be a party. Under the terms of the engagement, the Company has paid the investment banking firm retainer fees of approximately $162,000 through December 31, 1996, and is obligated to pay additional fees in the event a transaction is consummated by the Company. Additionally, the Company will be obligated to pay such investment banking firm a total of approximately $220,000, plus out-of-pocket expenses, in conjunction with the transaction with USF. Further, the Company paid such investment banking firm approximately $207,500, plus out-of-pocket expenses, in connection with USF's acquisition of an unrelated entity, which was completed in February 1997. USF reimbursed the Company $250,000 for certain expenses, including amounts that were paid to the investment banking firm. Finally, in connection with the disposition of the Company's oilfield services segment, the Company paid the investment banking firm approximately $150,000, plus out-of-pocket expenses. The Company believes that the terms of its arrangement with the investment banking firm are consistent with industry standards for similar services.

(3) SALE OF GIBRALTAR

    After a period of continued operating losses, in light of management's ongoing assessment of changed conditions in the hazardous waste market, and considering the significance of Gibraltar's regulatory issues and future capital requirements, in late 1993, the Company's senior management and Board of Directors determined that the divestiture of Gibraltar was in the best interests of the Company and its shareholders.

    On May 10, 1994, the Company executed a definitive agreement (the "Stock Purchase Agreement") for the sale of all of the outstanding shares of common stock of Gibraltar to American Ecology Corporation ("AEC"). Such agreement was subsequently amended in an agreement dated September 2, 1994. The Company completed the sale of Gibraltar to AEC pursuant to the Stock Purchase Agreement, as amended, on December 31, 1994, and received cash of $5,500,000 from AEC. In addition to the cash proceeds reflected above, AEC executed a note payable to the Company in the amount of $550,000 to be held in escrow as a source of payment of claims, if any, for which the Company indemnifies AEC under the Stock Purchase Agreement (note 13).

    During 1993, as part of a restructuring of its hazardous waste business, the Company recorded charges of $5,711,000 related to the abandonment and write-down of certain of Gibraltar's assets and to reduce the net assets of Gibraltar to their estimated net realizable value at December 31, 1993, determined primarily based on the terms of the Stock Purchase Agreement. During 1994, the Company recorded additional provisions for losses on the divestiture of Gibraltar of $4,092,000 to further reduce the carrying value of Gibraltar's net assets. The additional charges were necessitated by: (i) the settlement of litigation against Gibraltar by the State of Texas involving its alleged violation of environmental laws and regulations; (ii) Gibraltar's continuing losses prior to the closing of the sale on December 31, 1994; (iii) the aforementioned amendment to the Stock Purchase Agreement; (iv) certain indemnity obligations of the Company to AEC relative to existing claims involving Gibraltar (note 13); and
(v) additional expenses related to the sale.

              MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

(3) SALE OF GIBRALTAR (CONTINUED)
    The change in the reserve for loss on sale of subsidiary for the years ended December 31, 1996 and 1995, is summarized as follows (in thousands of dollars):

Balance at December 31, 1994, included in accrued expenses.........  $   1,430
1995 expenditures related to Gibraltar indemnity obligations.......       (534)
                                                                     ---------
Balance at December 31, 1995, included in accrued expenses.........        896
1996 expenditures related to Gibraltar indemnity obligations.......       (492)
                                                                     ---------
Balance at December 31, 1996, included in accrued expenses.........  $     404
                                                                     ---------
                                                                     ---------

    A summary of Gibraltar's results of operations for the year ended December 31, 1994, follows (in thousands of dollars):

Revenues...........................................................  $  12,017
                                                                     ---------
                                                                     ---------
Gross profit (loss)................................................  $    (432)
                                                                     ---------
                                                                     ---------
Operating loss.....................................................  $  (3,664)
                                                                     ---------
                                                                     ---------
Net loss...........................................................  $  (4,012)
                                                                     ---------
                                                                     ---------

    Included in the net loss of Gibraltar for the year ended December 31, 1994, was $166,000, of intercompany overhead and interest charges assessed Gibraltar by the Company.

(4) ASSET ACQUISITION AND BUSINESS EXPANSION

    On July 21, 1995, the Company acquired, pursuant to an asset purchase agreement dated June 7, 1995, certain assets of a group of three affiliated companies, including Romero Bros. Oil Exchange, Inc., Environmental Petroleum Products Co./EPPCO, and Environmental Insight, Inc. The Texas and Louisiana-based companies were involved in the collection and marketing of used oils and oil filter collection and recycling. The asset purchase was effectuated through a newly-formed, wholly-owned subsidiary of the Company, HTI. The tangible assets acquired, consisting primarily of transportation equipment, were recorded at their estimated fair market value of $500,000 and will be depreciated over their estimated remaining useful lives. The total acquisition cost of $1,536,000 included cash of approximately $786,000, including acquisition-related costs, and the issuance of 500,000 shares of the Company's Class A common stock. The purchase method of accounting has been used for this asset acquisition; therefore, HTI's results of operations are consolidated with the Company's since July 21, 1995. The excess of cost over fair market value of net assets acquired amounted to $1,152,000, including $116,000 of deferred tax liabilities for the basis difference in tangible assets. Such excess of cost over fair market value of net assets acquired was written off in connection with the decision to sell substantially all operating assets (note 2). Of the 500,000 shares of common stock issued, 300,000 of such shares are being held in escrow pending the attainment of certain performance goals by HTI, including objectives relating to operating profit and collected volumes of used oil and oil filters. An additional 100,000 shares are being held by the Company as security for the repayment of a $75,000 loan to the sellers.

              MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

(5) SALE OF INTEREST IN MEXICAN JOINT VENTURE

    On July 12, 1995, effective June 30, 1995, the Company executed an agreement for the sale of its 25% interest in Pro Ambiente to Promotora de Servicios y Proyectos Ecologicos, S.A. de C.V., owner of the remaining 75% of the joint venture. Pro Ambiente is a Mexican corporation engaged in the collection and blending of waste-derived fuels for use in cement kilns. The payment terms of the sale were subsequently modified pursuant to an agreement dated August 11, 1995. Under the terms of the sale agreement, as amended, the Company received cash proceeds of $1,324,000. As a result of the sale and other expenses associated with its Mexican operations, the Company recorded losses totaling $547,000 in the year ended December 31, 1995.

(6) PROPERTY, PLANT, AND EQUIPMENT

    Property, plant, and equipment, including $9,626,000 of property, plant, and equipment, net, included in net assets of discontinued operations, consisted of the following at December 31, 1996 and 1995 (in thousands of dollars):

                                                                                      1996       1995
                                                                                    ---------  ---------
Land..............................................................................  $     802  $     802
Buildings and improvements........................................................      1,862      1,588
Machinery and equipment...........................................................     26,514     19,168
Furniture, fixtures, and other....................................................        704        673
Construction in progress..........................................................         61      3,037
                                                                                    ---------  ---------
                                                                                       29,943     25,268
Less: Accumulated depreciation....................................................     14,414     12,431
    Valuation reserve.............................................................      5,673     --
                                                                                    ---------  ---------
Net property, plant, and equipment................................................  $   9,856  $  12,837
                                                                                    ---------  ---------
                                                                                    ---------  ---------

    Depreciation expense totaled $2,523,000, $2,328,000, and $3,366,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

    The Company recorded a pre-tax charge of $392,000 during the 1995 fourth quarter related to the write-down of an office building in Kilgore, Texas, to its estimated net realizable value. Such amount is included in "other expense, net" as a component of continuing operations in the accompanying consolidated statements of operations for the year ended December 31, 1995. The property is currently held for sale.

(7) NOTES PAYABLE

    The Company has a credit agreement, as amended, (the "Credit Agreement") with Bank One, Texas, N.A. (the "Bank") that matures on March 31, 1997, that provides up to $6,500,000 in available credit for the Company. Under the terms of the Credit Agreement, the Company may borrow, subject to a defined borrowing base, up to $4,000,000 under a revolving line of credit (including up to $1,800,000 in letters of credit) for working capital and general corporate purposes, and up to $2,500,000 under a term loan facility for purposes of acquiring certain eligible equipment. The Credit Agreement is secured primarily by accounts receivable and equipment.

              MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

(7) NOTES PAYABLE (CONTINUED)
    At December 31, 1996, the Company had borrowings of approximately $2,738,000 outstanding under the revolving line of credit and had approximately $1,179,000 in letters of credit outstanding. Interest on the revolving line of credit is payable quarterly at the Bank's prime rate (8.875% at December 31, 1996). At December 31, 1996, the Company had borrowed the full $2,500,000 available under the term loan portion of the Credit Agreement, consisting of two notes in the original amounts of $700,000 (payable quarterly over five years) and $1,800,000 (payable quarterly over seven years). Both notes bear interest at 8.25%. The outstanding balance at December 31, 1996 was approximately $2,276,000 under the term loan portion of the Credit Agreement.

    The Credit Agreement contains restrictive covenants which include the maintenance of minimum tangible net worth, as defined, and certain financial ratios. The Company has not been in compliance with certain covenant requirements since June 30, 1996, placing the Company in technical default. Consequently, the Company has classified the entire outstanding balance as a current liability.

    In connection with the closing of the sale of the Company's oilfield services segment in January 1997, the Company repaid $3,300,000 of outstanding indebtedness under the Credit Agreement. On March 31, 1997, the Bank extended the maturity date of the Credit Agreement to May 31, 1997, to accommodate the anticipated closing date of the sale of the Company's waste management services assets to USF. The Company's inability to consummate the sale to USF as planned in a timely manner could have a material adverse effect on the Company's consolidated financial position and liquidity.

(8) ACCRUED EXPENSES

    Accrued expenses consisted of the following at December 31, 1996 and 1995 (in thousands of dollars):

                                                                                         1996       1995
                                                                                       ---------  ---------
Accrued transaction costs and capital expenditures to be incurred prior to the sale
  of the waste management services segment (note 2)..................................  $     987  $  --
Insurance premiums and accrued claims payable........................................        696        742
Accrued expenses for estimated legal costs relating to Gibraltar
  (notes 3 and 13)...................................................................        404        896
Accrued restructuring expenses (note 2)..............................................        402     --
Salaries, wages, and benefits........................................................        258        591
Current portion of Gibraltar judgment (notes 3 and 13)...............................        167        167
Taxes other than income taxes........................................................        116        265
Accrued losses from operations of waste management services segment during phase-out
  period (note 2)....................................................................         43     --
Other................................................................................        648        952
                                                                                       ---------  ---------
                                                                                           3,721      3,613
                                                                                       ---------  ---------
Salaries, wages, and benefits........................................................        400     --
Taxes other than income taxes........................................................        210     --
Other................................................................................        491     --
                                                                                       ---------  ---------
Accrued expenses, included in net assets available for sale..........................      1,101     --
                                                                                       ---------  ---------
                                                                                       $   4,822      3,613
                                                                                       ---------  ---------
                                                                                       ---------  ---------

              MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

(9) INCOME TAXES

    Income tax expense (benefit) for the years ended December 31, 1996, 1995, and 1994, consisted of the following (in thousands of dollars):

                                                                                  1996       1995       1994
                                                                                ---------  ---------  ---------
Deferred Federal income tax benefit from continuing operations................  $  --           (320)       (49)
                                                                                ---------  ---------  ---------
Deferred Federal income tax expense (benefit).................................       (698)      (151)       603
Deferred state income tax benefit.............................................     --         --             (7)
                                                                                ---------  ---------  ---------
  Income tax expense (benefit) from discontinued operations...................       (698)      (151)       596
                                                                                ---------  ---------  ---------
  Income tax expense (benefit)................................................  $    (698)      (471)       547
                                                                                ---------  ---------  ---------
                                                                                ---------  ---------  ---------

    Income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to loss before income taxes as a result of the following (in thousands of dollars):

                                                                             1996       1995       1994
                                                                           ---------  ---------  ---------
Computed "expected" tax benefit..........................................  $  (3,717)      (658)    (1,206)
Change in the beginning-of-the-year balance of the valuation allowance
  for deferred tax assets................................................      3,198        364        608
Change in the beginning-of-the-year balance of the valuation allowance
  for deferred tax assets of Gibraltar...................................     --         --          1,007
Other, net...............................................................       (179)      (177)       138
                                                                           ---------  ---------  ---------
  Total income tax expense (benefit).....................................  $    (698)      (471)       547
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------

              MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

(9) INCOME TAXES (CONTINUED)
    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995, are presented below (in thousands of dollars):

                                                                                      1996       1995
                                                                                    ---------  ---------
Deferred tax assets:
  Net operating loss carryforwards................................................  $   1,954      1,157
  Property, plant and equipment--basis differences and depreciation...............      1,985     --
  Accrued expenses, provisions for book not yet deductible for tax................        896        483
  Capital loss carryforward.......................................................        194        220
  Alternative minimum tax credit carryforward.....................................        134        134
  Other...........................................................................        137        108
                                                                                    ---------  ---------
    Total gross deferred tax assets...............................................      5,300      2,102
    Less valuation allowance......................................................     (5,300)    (2,102)
                                                                                    ---------  ---------
    Net deferred tax assets.......................................................  $  --         --
                                                                                    ---------  ---------
Deferred tax liabilities:
  Property, plant, and equipment--depreciation and basis differences..............  $  --            698
  Other...........................................................................        148        148
                                                                                    ---------  ---------
    Total gross deferred tax liabilities..........................................        148        846
                                                                                    ---------  ---------
    Net deferred tax liability....................................................  $     148        846
                                                                                    ---------  ---------
                                                                                    ---------  ---------

    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 1996, will be included as an income tax benefit in the consolidated statement of operations in future periods.

    At December 31, 1996, the Company has net operating loss carryforwards for federal income tax purposes of approximately $5,100,000. Such amounts are available to offset future Federal taxable income, if any, through 2011 and expire in the following years: 2009--approximately $1,700,000;
2010--approximately $1,200,000; and 2011--approximately $2,200,000.

(10) LEASES

    The Company leases certain equipment and facilities used in its operations, all of which have or will be assumed by Dawson and USF in connection with the respective asset sales. Total rentals approximated $550,000, $330,000, and $863,000 for the years ended December 31, 1996, 1995, and 1994, respectively. Included in the total expense for the years ended December 31, 1994, are $663,000, related to Gibraltar.

(11) EMPLOYEE BENEFIT PLANS

    RESTATED STOCK COMPENSATION PLAN--The Company has adopted the Restated Stock Compensation Plan to provide for the grant of nonqualified options to participating employees. An aggregate of 645,000

              MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

(11) EMPLOYEE BENEFIT PLANS (CONTINUED)
shares of Class A common stock has been authorized and reserved for issuance under such plan. The plan is administered by the Compensation Committee of the Board of Directors, which has the sole authority to interpret the plan, to determine the persons to whom options will be granted, and to determine the exercise price, duration, and other terms of options to be granted under the plan, provided that options may not be granted at prices less than fair market value on the dates of the grants and that options may not be outstanding for a period longer than ten years from the date the options are granted.

    The following table summarizes activity under the Company's Restated Stock Compensation Plan for the years ended December 31, 1996 and 1995:

                                                                                    NUMBER OF    AVERAGE
                                                                                     OPTIONS      PRICE
                                                                                   -----------  ---------
Balance at December 31, 1994.....................................................     542,127   $  2.5861
  Granted........................................................................      84,000      0.5625
  Forfeited......................................................................     (30,000)     2.3319
                                                                                   -----------
Balance at December 31, 1995.....................................................     596,127      2.3138
  Granted........................................................................       3,500      1.2500
  Forfeited......................................................................     (31,954)     1.7161
                                                                                   -----------
Balance at December 31, 1996.....................................................     567,673      2.3408
                                                                                   -----------
                                                                                   -----------
Exercisable at December 31, 1996.................................................     345,140      2.5504
                                                                                   -----------
                                                                                   -----------
Exercisable at December 31, 1995.................................................     226,478      2.6545
                                                                                   -----------
                                                                                   -----------

    The following table summarizes the Company's outstanding stock options at December 31, 1996:

                                   WEIGHTED
                                    AVERAGE      WEIGHTED
                    NUMBER OF      REMAINING      AVERAGE
RANGE OF EXERCISE    OPTIONS      CONTRACTUAL    EXERCISE
     PRICES        OUTSTANDING       LIFE          PRICE
-----------------  -----------  ---------------  ---------
     $0.5625           73,500        9 years     $  0.5625
  $1.25 - $2.75       227,244        7 years        2.5470
  $2.00 - $2.75       240,000        6 years        2.4167
  $2.75 - $4.75        14,091        6 years        3.6667
      $6.00            12,838        6 years        6.0000
                   -----------
 $0.5625 - $6.00      567,673        7 years     $  2.3408
                   -----------
                   -----------

              MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

(11) EMPLOYEE BENEFIT PLANS (CONTINUED)
    The following table summarizes the Company's exercisable stock options at December 31, 1996:

                    NUMBER OF
RANGE OF EXERCISE    OPTIONS    WEIGHTED AVERAGE
     PRICES        OUTSTANDING   EXERCISE PRICE
-----------------  -----------  ----------------
     $0.5625           14,700      $   0.5625
  $1.25 - $2.75       140,896          2.5765
  $2.00 - $2.75       168,000          2.4167
  $2.75 - $4.75        11,272          3.6667
      $6.00            10,272          6.0000
                   -----------
 $0.5625 - $6.00      345,140      $   2.5504
                   -----------
                   -----------

    The per-share weighted average fair value of stock options granted during 1996 and 1995 was not material. The Company applies APB 25 in accounting for the plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the value at the grant date for its stock options under SFAS 123, the Company's net loss and net loss per share for 1996 and 1995 would not have been affected. The full impact of calculating compensation costs for stock options under SFAS 123 has not been considered because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to January 1, 1995, is not considered.

    1995 EMPLOYEE RESTRICTED STOCK PLAN--In January 1995, the Board of Directors adopted the 1995 Employee Restricted Stock Plan (the "Restricted Plan"). The Restricted Plan was approved by the shareholders in June 1995, at which time the 420,000 shares of Class A common stock available for issuance under the Restricted Plan were issued to certain executive officers and senior managers of the Company pursuant to the terms of the Restricted Plan. The shares granted under the Restricted Plan vest 20% per year beginning in January 1995 with provisions for earlier vesting based on increases in the Company's stock price.

    1996 NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN--In December 1995, the Board of Directors adopted, subject to shareholder approval, the 1996 Non-Employee Director Stock Option Plan. Such plan replaced the Nonqualified Stock Option Plan for Outside Directors, which as adopted in 1991. Directors who are not employees of the Company are eligible to participate in the plan. Under the terms of the plan, the exercise price of each option granted shall be equal to the fair market value on the date of grant. Options become fully exercisable one year from the date of grant, provided that such vesting period will be accelerated upon the occurrence of a change of control. Options expire ten years after the date of grant. A total of 90,000 shares of Class A common stock have been reserved for issuance under the plan. Participants were granted, effective December 6, 1995, options to purchase 15,000 shares of Class A common stock at an exercise price equal to the fair market value at that date of $1.0625, of which 5,000 shares vested immediately with the remainder vesting in equal increments on the first and second anniversary dates of the grant. Upon the election of any new outside directors, each such director shall be granted an option to purchase 7,500 shares of Class A common stock. Thereafter, each participant is to be granted an option to purchase 3,000 shares of Class A common stock each date he or she is reelected as a director of the Company, subject to share availability, adjustment for stock dividends, splits, and similar events.

              MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

(11) EMPLOYEE BENEFIT PLANS (CONTINUED)

    MOBLEY EMPLOYEES' PROFIT SHARING PLAN--The Company has a contributory profit sharing plan for the benefit of substantially all employees. Contributions to the plan are made at the discretion of the Compensation Committee of the Board of Directors and approximated $62,000, $51,000, and $96,000 for the years ended December 31, 1996, 1995, and 1994, respectively. Included in the total contributions for the year ended December 31, 1994, are approximately $39,000, related to Gibraltar.

    MOBLEY ENVIRONMENTAL SERVICES, INC. EMPLOYEES' BENEFIT TRUST--The Company has a medical benefit plan which is funded by employer and participant contributions and is supplemented by stop-loss insurance. Contributions are determined by the plan administrator based upon the actual claim experience and administrative costs of the plan.

(12) STOCKHOLDERS' EQUITY

    The Company is authorized to issue up to 2,000,000 shares of preferred stock (par value $.01), and the Board of Directors has the authority to fix the rights, preferences, privileges, limitations, and restrictions of such stock. No preferred stock has been issued as of December 31, 1996.

    Each share of the Company's Class A and Class B common stock is entitled to one vote per share and ten votes per share, respectively. Each share of Class B common stock is convertible into one share of Class A common stock at any time at the option of the stockholder, and certain restrictions exist upon the transfer of Class B common shares.

    In May 1996, the shareholders of the Company approved a one-for-two reverse stock split of the Company's Class A and Class B common stock through approval of an amendment to the Certificate of Incorporation of the Company, pursuant to which each authorized and outstanding share of Class A common stock would have been reclassified into one-half of a new share of Class A common stock and each authorized and outstanding share of Class B common stock would have been reclassified into one-half of a new share of Class B common stock (the "Reverse Stock Split"). Subsequent to approval by the shareholders, the Board of Directors determined that such action was not in the best interests of the Company and its shareholders and elected not to effectuate the Reverse Stock Split.

(13) COMMITMENTS AND CONTINGENCIES

    LETTERS OF CREDIT

    At December 31, 1996, letters of credit totaling approximately $1,012,000 had been provided by the Company to its insurance carrier in connection with its workers' compensation, general liability, and auto liability insurance policies. Additionally, the Company has provided a letter of credit to the Texas Natural Resource Conservation Commission ("TNRCC") in the amount of approximately $167,000 to secure the payment of fines assessed Gibraltar by the TNRCC in connection with the December 1994 settlement of certain litigation.

    REGULATORY ENFORCEMENT ACTION AND LAWSUIT

    In November 1993, the State of Texas filed a lawsuit against Gibraltar stemming from an enforcement action by the TNRCC alleging certain regulatory violations. The lawsuit was subsequently amended to include certain notices of violation issued by the TNRCC and allegations of noncompliance associated with certain regulatory orders. In July 1994, this litigation was tentatively settled through mediation and an

              MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

(13) COMMITMENTS AND CONTINGENCIES (CONTINUED)
Agreed Final Judgment was subsequently entered in December 1994. Under the terms of the judgment, Gibraltar was obligated for $1,150,000 in assessed fines and attorneys fees. Of such amount, $450,000 was paid by AEC and the Company is responsible for payment of the remaining $700,000. As of December 31, 1996, the Company had paid all but $167,000 of such amount, which is due in June 1997 and included in "accrued expenses" in the December 31, 1996 consolidated balance sheet (note 8).

    LITIGATION AND VARIOUS OTHER CLAIMS

    The Company continues to defend various claims resulting from the operations of its former subsidiary, Gibraltar (the sale of which is discussed in note 3). As of February 28, 1997, six such lawsuits were pending, one of which is asserted as a class action. During the Company's ownership of Gibraltar, Gibraltar engaged in the collection, transportation, analysis, treatment, management, and disposal of various types of hazardous wastes. In the actions pending against the Company and/or Gibraltar, the plaintiffs complain of a variety of acts by Gibraltar which allegedly occurred in the course of its operations, including improper air emissions, nuisance odors, contamination of water supplies, and repeated and continuing violations of environmental laws. In the various pending actions, plaintiffs assert similar theories as the alleged basis for recovery, including negligence, nuisance, trespass, fraudulent concealment, assault and battery, and international infliction of emotional distress. Likewise, such plaintiffs seek similar types of damages, including loss of property value and compensatory and punitive damages for personal injury and property damage for nuisance odors, physical discomfort and impairment, interference with use and enjoyment of property, medical expenses, mental anguish, and loss of earning capacity. An additional claimant seeks permanent closure of the facility and civil penalties as the remedy for alleged violations by Gibraltar of environmental protection statutes and endangerment to public health and the environment. While all of the six actions are technically pending, in one such action, the Company has defended the subject claims in a jury trial which resulted in inconsequential damages being awarded to the plaintiffs on November 7, 1996. However, the verdict is subject to appeal in accordance with the applicable rules of civil procedure.

    These matters raise difficult and complex factual and legal issues, including but not limited to, the nature and amount of the Company's liability, if any. Although the Company is a defendant in some litigation, in other matters the Company's potential liability arises from material contractual indemnifications given by the Company to the purchaser of Gibraltar. In particular, in connection with the sale of Gibraltar, the Company made extensive representations and warranties regarding Gibraltar and agreed to indemnify the purchaser, AEC, for any breaches of such representations and warranties. Additionally, the Company is obligated to indemnify AEC for certain claims against Gibraltar arising from circumstances existing on or prior to the closing of the sale, including various claims and proceedings disclosed to AEC. The Company's indemnification obligations to AEC expired June 30, 1996, except in the case of tax, environmental and ERISA claims, for which any claims for indemnification must be asserted prior to June 30, 1998. These indemnifications may include the potential liability of former customers of Gibraltar, approximately 50 of which have also become defendants in litigation involving Gibraltar's operations. The Company's contractual indemnity obligations to AEC also encompass various pending regulatory and permit renewal proceedings. The failure of Gibraltar to prevail in these matters could result in significant liabilities to the Company.

    The Company has been notified by its insurance carrier that it disputes the Company's interpretation of its pollution liability insurance coverage and policy limitations applicable to the foregoing claims. While

              MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

(13) COMMITMENTS AND CONTINGENCIES (CONTINUED) the Company is vigorously pursuing a favorable resolution of this dispute, it is unable to determine the likelihood of an unfavorable outcome at this time.

    The Company, based on consultation with its legal counsel, believes that it is probable that the Company will continue to incur certain costs associated with the foregoing matters and accordingly, in connection with the divestiture of Gibraltar in 1994, established an accrual for estimated out-of-pocket expenses related to the ongoing administrative management of such matters (notes 3 and 8). However, the Company is currently unable to reasonably estimate its potential exposure for defending such matters, any indemnity obligations resulting therefrom, and any corresponding insurance reimbursement. As noted above, the litigation matters to which the Company is a party raise several difficult and complex factual and legal issues. More specifically: (i) while certain of the plaintiffs exhibit apparent physical injury and a variety of health problems, the requisite causal connection to Gibraltar's facilities or operations has not been established; (ii) certain of the cases involve literally hundreds of plaintiffs whose physical condition and medical history have not yet begun to be investigated; (iii) although the Company has experienced some degree of success recently in two separate jury trials, there is inherent uncertainty associated with jury trials in cases such as these which tend to have a strong emotional appeal; (iv) the extent of pollution liability insurance coverage available to the Company for potential indemnity exposure and defense costs is currently in dispute and is itself the subject of pending litigation as noted previously; (v) the Company's potential liability relating to defense cost claims of approximately 50 of Gibraltar's former customers who have also been named in the litigation (and who are represented by over 20 different law firms) is currently not determinable; and (vi) the indemnifications given to AEC in connection with the Gibraltar sale are comprehensive and subject to broad interpretation. Accordingly, the Company has not made an accrual for losses, if any, which might result from these legal matters as such amounts or a range of amounts are not currently reasonably estimatable. The Company's future financial condition, results of operations, and liquidity could be materially adversely affected as the nature and scope of the Company's ultimate liability arising from Gibraltar's operations and sale become better defined.

    In January 1996, Mobley was notified by the TNRCC that it is a potentially responsible party of the alleged release, during the early or mid-1980s, of hazardous substances at the McBay Oil and Gas State Superfund Site located near Grapeland, Texas. The Company has recorded an accrual for its estimated exposure in connection with this matter, the amount of which is not material to the consolidated financial statements.

    There are various other routine claims and legal actions pending and threatened against the Company which are incidental to the Company's business and have arisen in the ordinary course of its business related to services, contracts, employment, and other matters. Where applicable, the Company has recorded accruals for estimated potential damages and expenses associated with such matters. While the final outcome of these matters cannot be predicted with certainty, management, upon consultation with legal counsel, and considering the Company's limited continuing activities, believes that financial obligations of the Company arising from such claims could have a material adverse effect on its consolidated financial condition, results of operations, or liquidity.

              MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

(14) SUPPLEMENTAL CASH FLOW INFORMATION

                                                                          1996       1995       1994
                                                                        ---------  ---------  ---------
                                                                           (IN THOUSANDS OF DOLLARS)
Interest paid, net of amounts capitalized.............................  $     261  $      32  $     199
Noncash operating activities--provision for foreign currency
  translation loss....................................................     --            155        700

    Included in the total interest paid for the year ended December 31, 1994, is $12,000, related to Gibraltar.

(15) QUARTERLY FINANCIAL DATA (UNAUDITED)

    Summarized consolidated quarterly financial data for 1996, 1995, and 1994 is as follows (in thousands of dollars, except per share amounts):

                                                                       QUARTER
                                                      ------------------------------------------
                                                         1ST      2ND(1)     3RD(2)     4TH(3)
                                                      ---------  ---------  ---------  ---------
1996
Revenues............................................  $   4,507  $   4,670  $   5,751  $   6,652
Gross profit........................................        901      1,105      1,221      1,106
Operating loss......................................       (690)      (284)    (1,056)      (212)
Net income (loss)...................................       (672)      (491)    (9,117)        45
Net income (loss) per common share..................      (0.08)     (0.06)     (1.03)      0.01

1995
Revenues............................................  $   4,206  $   4,763  $   4,904  $   4,715
Gross profit........................................      1,487      1,603      1,630      1,011
Operating income (loss).............................        117        142        195     (1,758)
Net income (loss)...................................         81       (254)       233     (1,523)
Net income (loss) per common share(4)...............       0.01      (0.03)      0.03      (0.17)

1994
Revenues............................................  $   6,955  $   7,273  $   7,100  $   8,182
Gross profit........................................      1,460      1,616      1,288      1,730
Operating income (loss).............................         63     (2,394)       159     (1,217)
Net income (loss)...................................         98     (2,452)        79     (1,820)
Net income (loss) per common share..................       0.01      (0.31)      0.01      (0.23)

------------------------

(1) Second quarter 1994 results of operations include a charge of $2,470,000 related to an additional provision for loss on the divestiture of Gibraltar.

(2) Third quarter 1996 results of operations include charges of $7,952,000 related to provisions for loss on disposal and provision for losses during phase-out period of waste management services segment. In addition, charges of $650,000 related to restructuring expenses including employee severance obligations, costs associated with the relocation and recruitment of personnel, and other related expenses are included in third quarter 1996 results of operations.

              MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

(15) QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)
(3) Fourth quarter 1995 results of operations include certain nonrecurring expenses totaling $1,162,000, including insurance accruals, severance expenses, relocation expenses, legal and consulting expenses, and a write-down of the carrying value of an office building to its estimated net realizable value.

    Fourth quarter 1994 results of operations include a charge of $1,622,000 for certain estimated liabilities in connection with the Company's indemnity obligations related to the sale of Gibraltar.

(4) The sum of the 1995 quarterly per share amounts does not equal the per share amount for the year due to the effect of the issuance of common stock on the weighted average number of common shares outstanding.