Form 10-Q
period 1997-03-31
MOBLEY ENVIRONMENTAL SERVICES INC
filed 1997-09-19
CIK 877356

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549


                                    FORM 10-Q

              {X} Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the quarter period ended March 31, 1997

                                       OR

              { } Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                    For the transition period from ___ to ___

                         Commission File Number 0-19497

                                  ----------

                       MOBLEY ENVIRONMENTAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                           75-2242963
     (State or other jurisdiction of            (I.R.S. Employer
     Incorporation or organization)            Identification No.)

     STILLHOUSE CANYON OFFICE PARK,
               BLDG. ONE
      4807 SPICEWOOD SPRINGS ROAD,
               SUITE 1245
             AUSTIN, TEXAS                            78759
(Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code: (512) 345-5591

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/.

     The number of shares outstanding of the registrant's common stock, as of June 1, 1997 was 4,155,097 shares of Class A Common Stock, $.01 par value and 4,680,196 shares of Class B Common Stock, $.01 par value.

          THIS FORM 10-Q IS SUBJECT TO FORM 12b-25 FILED MAY 16, 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        MOBLEY ENVIRONMENTAL SERVICES, INC.
                                    FORM 10-Q
                                      INDEX

Part I - FINANCIAL INFORMATION                                              Page
------------------------------                                              ----

Item 1.   Financial Statements (Unaudited)

     -    Consolidated Balance Sheets - March 31, 1997
                and December 31, 1996                                          3

     -    Consolidated Statements of Operations - Three
               Months Ended March 31, 1997  and 1996                           4

     -    Consolidated Statement of Stockholders' Equity -
               Three Months Ended March 31, 1997                               5

     -    Consolidated Statements of Cash Flows - Three                        6
               Months Ended March 31, 1997 and 1996

     -    Notes to Consolidated Financial Statements                          7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                      13

Part II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings                                                  15

Item 2.   Changes in Securities                                              16

Item 3.   Defaults Upon Senior Securities                                    16

Item 4.   Submission of Matters to
          a Vote of Security Holders                                         16

Item 5.   Other Information                                                  16

Item 6.   Exhibits and Reports on Form 8-K                                   16

Signatures                                                                   17

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       MOBLEY ENVIRONMENTAL SERVICES, INC.

                           Consolidated Balance Sheets
                             (dollars in thousands)
                                   (unaudited)

                                                         March 31,  December 31,
                    Assets                                  1997       1996
                    ------                               --------- -------------
Current assets:
     Cash and cash equivalents                            $    896     $    385
     Trade receivables                                         241          161
     Prepaid expenses and other current assets                 194          207
     Net assets of discontinued operations--current          8,241        1,144
                                                          --------     --------
          Total current assets                               9,572        1,897

Property, plant and equipment, net                             270          230
Net assets of discontinued operations--non-current              --        9,659
Note receivable                                                500           --
Other assets, net                                              230          197
                                                          --------     --------
                                                          $ 10,572     $ 11,983
                                                          --------     --------
                                                          --------     --------
                    Liabilities and Stockholders' Equity
                    ------------------------------------
Current liabilities:
     Notes payable and current portion of long-term
          debt                                            $  1,714     $  5,014
     Accounts payable                                          672          633
     Accrued expenses                                        2,772        3,721
                                                          --------     --------
          Total current liabilities                          5,158        9,368

Deferred income taxes                                          148          148
                                                          --------     --------
          Total liabilities                                  5,306        9,516
                                                          --------     --------
Stockholders' equity:
     Preferred stock; $.01 par value; 2,000,000 shares
          authorized; none issued                               --           --
     Common stock; $.01 par value:
          Class A; 15,000,000 shares authorized, 4,155,097
               and 4,085,343 shares issued and outstanding
               at March 31, 1997 and December 31, 1996,
               respectively                                     42           42
          Class B; 10,000,000 shares authorized, 4,764,903
               shares issued and 4,680,196 shares outstanding
               at March 31, 1997; 4,834,657 shares issued and
               4,749,950 shares outstanding at December 31,
               1996                                             48           48
     Additional paid-in capital                             25,159       25,159
     Accumulated deficit                                   (19,711)     (22,486)
     Deferred compensation costs under restricted stock
          agreements                                          (264)        (288)
     Treasury stock; 84,707 shares of Class B common stock,
          at cost                                               (8)          (8)
                                                          --------     --------
          Total stockholders' equity                         5,266        2,467

     Commitments and contingencies
                                                          --------     --------
                                                          $ 10,572     $ 11,983
                                                          --------     --------
                                                          --------     --------

See accompanying notes to consolidated financial statements.

                        MOBLEY ENVIRONMENTAL SERVICES, INC.

                      Consolidated Statements of Operations
                (dollars in thousands, except per share amounts)
                                   (unaudited)

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                       1997       1996
                                                      ------     ------

Revenues                                                   --         --
Cost of revenues                                           --         --
                                                    ---------  ---------

     Gross profit                                          --         --

General and administrative expenses                       158        139
                                                    ---------  ---------

     Operating loss                                      (158)      (139)

Other income (expense)                                    (10)        18
                                                    ---------  ---------

     Loss from continuing operations before
          income taxes                                   (168)      (121)

Income taxes                                               --         --
                                                    ---------  ---------

     Loss from continuing operations                     (168)      (121)
                                                    ---------  ---------

Discontinued operations:
     Gain on sale of oilfield services segment          2,802         --

     Net income (loss) from operations of waste
          management services segment                     141       (234)

     Net loss from operations of oilfield
          services segment                                 --       (317)
                                                    ---------  ---------

          Income (loss) from discontinued operations    2,943       (551)
                                                    ---------  ---------
          Net income (loss)                          $  2,775       (672)
                                                    ---------  ---------
                                                    ---------  ---------
Net income (loss) per share:
     Continuing operations                              (0.02)     (0.02)
     Discontinued operations                             0.33      (0.06)
                                                    ---------  ---------
                                                     $   0.31      (0.08)
                                                    ---------  ---------
                                                    ---------  ---------
Weighted average number of
     common shares outstanding                      8,835,293  8,835,293
                                                    ---------  ---------
                                                    ---------  ---------

See accompanying notes to consolidated financial statements.

                        MOBLEY ENVIRONMENTAL SERVICES, INC.

                 Consolidated Statement of Stockholders' Equity
                        Three Months Ended March 31, 1997
                             (dollars in thousands)
                                   (unaudited)

Preferred Stock - none issued                                      $      --
                                                                   ---------

Class A Common Stock:
     Balance at December 31, 1996 and March 31, 1997                      42
                                                                   ---------

Class B Common Stock:
     Balance at December 31, 1996 and March 31, 1997                      48
                                                                   ---------

Additional Paid-In Capital:
     Balance at December 31, 1996 and March 31, 1997                  25,159
                                                                   ---------

Accumulated Deficit:
     Balance at December 31, 1996                                    (22,486)
     Net income                                                        2,775
                                                                   ---------
          Balance at March 31, 1997                                  (19,711)
                                                                   ---------

Deferred Compensation Costs Under Restricted Stock Agreements:
     Balance at December 31, 1996                                       (288)
     Amortization of unearned compensation                                24
                                                                   ---------
          Balance at March 31, 1997                                     (264)
                                                                   ---------

Treasury Stock:
     Balance at December 31, 1996 and March 31, 1997                      (8)
                                                                   ---------
               Total stockholders' equity at March 31, 1997         $  5,266
                                                                   ---------
                                                                   ---------

See accompanying notes to consolidated financial statements.

                        MOBLEY ENVIRONMENTAL SERVICES, INC.

                      Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (unaudited)

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                         1997        1996
                                                       ---------    --------
Cash flows from operating activities:
Net income (loss)                                      $   2,775    $  (672)
    Adjustments to reconcile net income (loss) to
          net cash used by operating activities:
     Gain on sale of oilfield services segment            (2,802)        --
     Depreciation and amortization                           453        636
     Deferred compensation costs under restricted stock
          agreements                                          24         24
     Changes in certain operating assets and liabilities:
          Trade receivables                                 (466)      (111)
          Prepaid expenses and other current assets          222       (274)
          Accounts payable                                  (368)       357
          Accrued expenses                                  (605)      (252)
                                                         -------    -------
               Net cash used by operating activities,
                   including discontinued operations        (767)       (70)
                                                         -------    -------
Cash flows from investing activities:
     Capital expenditures                                    (78)    (2,366)
     Net proceeds from sale of oilfield services segment   4,656         --
     Other investing activities, net                          --        (20)
                                                         -------    -------
               Net cash provided by (used in) investing
                   activities, including discontinued
                   operations                              4,578     (2,386)
                                                         -------    -------
Cash flows from financing activities:
     Proceeds from long-term debt borrowings                  --      1,940
     Payments on long-term debt and notes payable         (3,300)        --
                                                         -------    -------
               Net cash provided by (used in) financing
                   activities, including discontinued
                   operations                             (3,300)     1,940
                                                         -------    -------
Net increase (decrease) in cash and cash equivalents         511       (516)

Cash and cash equivalents at beginning of period             385      1,476
                                                         -------    -------
Cash and cash equivalents at end of period               $   896    $   960
                                                         -------    -------
                                                         -------    -------

See accompanying notes to consolidated financial statements.

                        MOBLEY ENVIRONMENTAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (unaudited)

(1)   BASIS OF PRESENTATION

     The accompanying financial statements present the consolidated accounts of Mobley Environmental Services, Inc. (the "Company") and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, of a normal and recurring nature and necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 1997, and the consolidated results of operations and cash flows for the periods presented herein. Interim results are not necessarily indicative of results for a full year. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these financial statements in accordance with generally accepted accounting principles. Actual results could differ from those estimates.

(2)  RECENT ASSET SALES AND DISCONTINUED OPERATIONS

     In light of the Company's severely weakened financial condition and, in particular, concerns about its liquidity, during 1996, the Board of Directors reviewed the challenges facing the Company and discussed in general terms the alternatives available to address them. Among other things, the Board of Directors considered (i) the Company's relatively small size and the resultant constraints on its ability to make significant investments in additional processing or collection businesses without an infusion of equity in an industry characterized by increasing consolidation, intensifying competition, and continued growth through acquisition by larger entities with greater access to financial resources than has the Company; (ii) the Company's inability to obtain bank financing and the unfavorable results of efforts to attract equity investors to fund activities contemplated by the Company's strategic business plan; (iii) the Company's default under its bank credit agreement due to its inability to maintain compliance with certain covenants contained in such agreement; and (iv) the Company's severely strained liquidity and immediate need for working capital to continue its current operations. As part of these deliberations, management and the Company's financial advisors reviewed in detail with the Board of Directors their efforts with third parties to attract possible investments in, or strategic alliances with, the Company. Since such efforts had not yielded access to funds on terms acceptable to the Company, the Board of Directors determined that the divestiture of its operations was in the best interests of the Company and its shareholders. These circumstances required the Company to re-evaluate the basis used to assess the carrying values of assets. Subsequently, on October 30, 1996, and November 1, 1996, the Company executed letters of intent to sell substantially all of its operating assets in two separate transactions. The transactions and their impact on the Company's consolidated financial statements are described in the following paragraphs.

     SALE OF WASTE MANAGEMENT SERVICES ASSETS AND DISCONTINUANCE OF BUSINESS SEGMENT. On October 30, 1996, the Company signed a letter of intent with United States Filter Corporation ("USF") to sell substantially all of the assets related to its waste management services activities. Such sale was completed on May 29, 1997, pursuant to a definitive asset purchase agreement. Under the terms of the definitive agreement, the Company received $8,000,000 in shares of USF common stock (registered with the Securities and Exchange Commission) in exchange for such assets, and can earn up to an additional $4,000,000 in USF common stock based on the performance of the business during the two years following its sale. Additionally, USF assumed certain liabilities (accounts payable and accrued expenses) as part of the transaction.

     The net assets which were the subject of the definitive agreement are shown in the accompanying March 31, 1997, consolidated balance sheet as "net assets of discontinued operations" at their estimated net realizable value, less anticipated transaction costs of approximately $450,000. Such assets have a net book value at March 31, 1997, (net of assumed liabilities) of approximately $14,965,000. During the year ended December 31, 1996, the Company recorded a charge of $7,621,000 (net of a deferred income tax benefit of $698,000), representing the estimated loss on the disposal of the business segment, including certain required capital expenditures prior to the sale amounting to approximately $900,000. In determining the estimated loss on disposal, only the $8,000,000 fixed portion of the sales price was considered (I.E., that portion which is contingent on the future performance of the business was ignored). Such loss was recognized in the third quarter, when it was determined that a sale of the assets was necessary given the Company's inability to secure acceptable financing and concerns about its liquidity. Prior to that time, the evaluation of potential asset impairment had been made on a "going-concern" basis and cash flow projections for the segment supported the carrying values of the related assets. The Company estimated that it would incur additional operating losses in this business segment, after the allocation of certain overhead and interest costs, amounting to approximately $331,000 during the phase-out period from October 1, 1996 to May 29, 1997. A provision for such estimated net losses was made during the year ended December 31, 1996. The Company's waste management services segment incurred a net income of approximately $147,000 during the period October 1, 1996 to March 31, 1997.

     SALE OF OILFIELD SERVICES ASSETS AND DISCONTINUANCE OF BUSINESS SEGMENT. On November 1, 1996, the Company signed a letter of intent with Dawson Production Services, Inc. to sell substantially all of the assets related to its oilfield services business. Such sale was completed on January 20, 1997, pursuant to a definitive asset purchase agreement. Under the terms of the definitive agreement, the Company received approximately $4,917,000 and a subordinated note in the amount of $500,000, due in January 2002, in exchange for such assets. The assets which were the subject of the sale had a net book value, based on historical cost adjusted for accumulated depreciation and amortization, of approximately $2,354,000. The results of operations associated with the discontinued segment through the disposal date, after allocation of certain overhead and interest costs, did not result in a loss. The Company's oilfield services segment generated net income of approximately $120,000 during the period October 1, 1996, to January 20, 1997. The Company recognized a gain upon completion of the sale, after transaction costs of approximately $261,000, amounting to approximately $2,802,000 in January 1997.

     In anticipation of the planned divestitures and the significant reduction in personnel necessary to support the administration of the Company's remaining assets, the Company recorded certain restructuring expenses, none of which are expected to benefit its future activities, during the 1996 third quarter. Such expenses, totaling $650,000 included employee severance obligations of approximately $285,000, costs associated with the relocation and recruitment of personnel of approximately $155,000, and other related expenses of approximately $210,000. Substantially all of such costs were subsequently incurred during the 1996 fourth quarter and 1997 first quarter. The twelve employees to be terminated are primarily involved in providing certain corporate support functions, including accounting, information systems, and environmental, health and safety.

     Because of the outstanding contractual indemnification obligations of the Company and in light of pending litigation to which the Company is a party, the Company will remain in existence and incur certain general and administrative expenses for the foreseeable future but will have no operating assets. Therefore, certain general and administrative expenses and nonoperating income and expense have been accounted for as continuing operations. Future costs incurred in connection with these indemnification obligations and litigation responsibilities will be reported as part of the discontinued operations in which they originated or to which they relate. The Company believes it is probable that it will continue to incur certain costs associated with these legal matters and accordingly in connection with the divestiture of the Company's former subsidiary, Gibraltar Chemical Resources, Inc. in 1994, established an accrual for estimated out-of-pocket expenses related to the ongoing administrative management of such matters. However, the Company is currently unable to reasonably estimate its potential exposure for defending such matters, any indemnity obligations resulting therefrom, and any corresponding insurance reimbursement (note 4).

     The Company's two business segments, waste management services and oilfield services, have been accounted for as discontinued operations, and accordingly, their operations have been segregated in the accompanying consolidated statements of operations. The revenues, operating costs and expenses, interest expense, and income taxes for the periods ended March 31, 1997 and 1996, have been reclassified for amounts associated with the discontinued segments. Due to the relative significance of the Company's business segments to its operating assets as a whole, and in light of the Company's decision in 1996 to divest itself of all of its operating assets, the Company has allocated certain general and administrative expenses to the business segments in the accompanying consolidated statements of operations and note 2. General and administrative expenses attributable to continuing operations have been determined based upon an allocation of such costs between the business segments and continuing operations. Other income and expense have been recorded as continuing operations as such amounts are not specifically attributable to either of the Company's business segments which are being disposed of. Interest expense has been allocated to the segments based on the outstanding indebtedness attributable to each of the business segments.

     Operating results of the Company's waste management services segment for the periods ended March 31, 1997 and 1996, are as follows (in thousands of dollars):

                                                   1997           1996
                                                  ------         ------
     Revenues                                     $5,764         $3.530
     Cost of revenues                              4,542          2,790
                                                  ------         ------
          Gross profit                             1,222            740

     Selling, general, and administrative expenses,
           including allocated amounts               964            974
                                                  ------         ------
     Operating income (loss)                         258           (234)
     Interest expense, net                          (117)            --
                                                  ------         ------
     Net income (loss) from operations of waste
              management services segment         $  141         $ (234)
                                                  ------         ------
                                                  ------         ------

     Operating results of the Company's oilfield services segment for the periods ended March 31, 1997 and 1996, are as follows (in thousands of dollars):

                                                   1997           1996
                                                  ------         ------
     Revenues                                     $  231         $ 977
     Cost of revenues                                168           816
                                                  ------         ------
          Gross profit                                63           161
     Selling, general and administration expenses,
          including allocated amounts                 63           478
                                                  ------         ------
          Net loss from operations of oilfield
            services segment                     $   --          $(317)
                                                  ------         ------
                                                  ------         ------

     At March 31, 1997, the net assets of the Company's waste management services segment are recorded at their estimated net realizable value, and are included in the accompanying consolidated balance sheet as "net assets of discontinued operations." Such assets are summarized as follows (in thousands of dollars):

     Trade receivables                                        $ 3,259
     Other current assets                                         260
     Property, plant and equipment, net of accumulated
          depreciation of $8,697 and valuation reserve
          of $5,673                                             7,645
     Excess of purchase price over fair value of net assets
          acquired, net of accumulated amortization of $101
          and valuation reserve of $1,051                          --
     Other assets, net                                             78
     Current liabilities                                       (3,001)
                                                              -------
          Net assets of discontinued operations               $ 8,241
                                                              -------
                                                              -------

     Substantially all of the USF common stock received as the time of closing was immediately sold. Such proceeds will be used to fund the current liabilities retained by the Company, with the remaining surplus cash initially deployed in short-term investments. The Company anticipates that ongoing general and administrative expenses will be reduced to approximately $300,000 annually, and expects earnings from investments to largely offset such costs. The amounts described herein are approximate and based on the Company's current estimates. Furthermore, there can be no assurance that such amounts will actually be realized.

(3)  NOTES PAYABLE

     The Company had a credit agreement (the "Credit Agreement") that provided up to $6,500,000 in available credit for the Company. At March 31, 1997, the Company had outstanding $1,714,000 under the Credit Agreement. In connection with the closing of the sale of the Company's oilfield services segment in January 1997, the Company repaid $3,300,000 of outstanding indebtedness under the Credit Agreement. In connection with the closing of the sale of the Company's waste management services segment in May 1997, the Company repaid the remaining balance of $1,714,000 of outstanding indebtedness under the Credit Agreement.

     The Credit Agreement contained restrictive covenants which included the maintenance of minimum tangible net worth, as defined, and certain financial ratios. The Company had not been in compliance with certain covenant requirements since June 30, 1996.

(4)  COMMITMENTS AND CONTINGENCIES

     LETTERS OF CREDIT. At March 31, 1997, letters of credit totaling approximately $1,012,000 had been provided by the Company to its insurance carrier in connection with its workers' compensation, general liability, and auto liability insurance policies. Additionally, the Company has provided a letter of credit to the Texas Natural Resource Conservation Commission ("TNRCC") in the amount of approximately $167,000 to secure the payment of fines assessed Gibraltar Chemical Resources, Inc. ("Gibraltar"), the Company's former subsidiary, by the TNRCC in connection with the December 1994 settlement of certain litigation.

     REGULATORY ENFORCEMENT ACTION AND LAWSUIT. In November 1993, the State of Texas filed a lawsuit against Gibraltar stemming from an enforcement action by the TNRCC alleging certain regulatory violations. The lawsuit was subsequently amended to include certain notices of violation issued by the TNRCC and allegations of noncompliance associated with certain regulatory orders. In July 1994, this litigation was tentatively settled through mediation and an Agreed Final Judgment was subsequently entered in December 1994. Under the terms of the judgment, Gibraltar was obligated for $1,150,000 in assessed fines and attorneys fees. Of such amount, $450,000 was paid by AEC and the Company is responsible for payment of the remaining $700,000. As of March 31, 1997, the Company had paid all but $167,000 of such amount, which is due in June 1997 and included in "accrued expenses" in the March 31, 1997 consolidated balance sheet.

     LITIGATION AND VARIOUS OTHER CLAIMS. The Company continues to defend various claims resulting from the operations of its former subsidiary, Gibraltar (which was sold effective December 31, 1994). As of August 1, 1997, six such lawsuits were pending, one of which is asserted as a class action. During the Company's ownership of Gibraltar, Gibraltar engaged in the collection, transportation, analysis, treatment, management, and disposal of various types of hazardous wastes. In the actions pending against the Company and/or Gibraltar, the plaintiffs complain of a variety of acts by Gibraltar which allegedly occurred in the course of its operations, including improper air emissions, nuisance odors, contamination of water supplies, and repeated and continuing violations of environmental laws. In the various pending actions, plaintiffs assert similar theories as the alleged basis for recovery, including negligence, nuisance, trespass, fraudulent concealment, assault and battery, and intentional infliction of emotional distress. Likewise, such plaintiffs seek similar types of damages, including loss of property value and compensatory and punitive damages for personal injury and property damage for nuisance odors, physical discomfort and impairment, interference with use and enjoyment of property, medical expenses, mental anguish, and loss of earning capacity. An additional claimant seeks permanent closure of the facility and civil penalties as the remedy for alleged violations by Gibraltar of environmental protection statutes and endangerment to public health and the environment. While all of the six actions are technically pending, in one such action, the Company has defended the subject claims in a jury trial which resulted in inconsequential damages being awarded to the plaintiffs on November 7, 1996. However, the verdict is subject to appeal in accordance with the applicable rules of civil procedure.

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

     The Company has been notified by its insurance carrier that it disputes the Company's interpretation of its pollution liability insurance coverage and policy limitations applicable to the foregoing claims. While the Company is vigorously pursuing a favorable resolution of this dispute, it is unable to determine the likelihood of an unfavorable outcome at this time.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's business involved providing diverse environmental and field-related services to industrial, governmental, and commercial markets, specializing in the collection, transportation, treatment, recycling and management of a wide variety of non-hazardous liquid hydrocarbons, oil filters, absorbents and related materials. Additionally, through its oilfield services segment, the Company provided services for managing liquids used or produced during the life cycle of oil and gas wells.

     The following discussion is designed to assist in the understanding of the Company's financial condition as of March 31, 1997, as well as the Company's operating results for the three-month period ended March 31, 1997. Certain material events affecting the business of the Company are discussed in Item 1 of this report. The Notes to Consolidated Financial Statements contain additional information that should be read in conjunction with this discussion.

RECENT ASSET SALES, DISCONTINUED OPERATIONS AND RESTRUCTURING CHARGES

     Due to the Company's inability to secure, on acceptable terms, the capital resources necessary to continue the implementation of its strategic plans to expand its hydrocarbon recycling and recovery business, and after considering the attendant risks of continuing to pursue such strategy in light of its severely strained liquidity, in September 1996, the Company's Board of Directors determined that the divestiture of its operations was in the best interests of the Company and its shareholders. Subsequently, on October 30, 1996 and November 1, 1996, the Company executed letters of intent to sell substantially all of its operating assets in two separate transactions (see Note 2 of Notes to Consolidated Financial Statements). Because of the recent sales, results of operations of the Company's two business segments have been accounted for as discontinued operations in the accompanying consolidated financial statements. The transactions and their impact on the consolidated financial statements are described in the following paragraphs.

     SALE OF WASTE MANAGEMENT SERVICES ASSETS & DISCONTINUANCE OF BUSINESS SEGMENT. On October 30, 1996, the Company signed a letter of intent with United States Filter Corporation ("USF") to sell substantially all of the assets related to its waste management services activities. Such sale was completed on May 29, 1997, pursuant to a definitive asset purchase agreement. Under the terms of the definitive agreement, the Company received $8.0 million in shares of USF common stock (registered with the Securities and Exchange Commission) in exchange for such assets, and can earn up to an additional $4.0 million in USF common stock based on the performance of the business during the two years following its sale. Additionally, USF assumed certain liabilities (accounts payable and accrued expenses) as part of the transaction. The net assets which were the subject of the definitive agreement are shown in the accompanying March 31, 1997, consolidated balance sheet as "net assets available for sale" at their estimated net realizable value, less anticipated transaction costs of approximately $450,000. Such assets had a net book value at March 31, 1997 (net of assumed liabilities) of approximately $14,965,000. During the year ended December 31, 1996, the Company recorded a charge of $7,621,000 (net of a deferred income tax benefit of $698,000), representing the estimated loss on the disposal of the business segment, including certain required capital expenditures prior to the sale. In determining the estimated loss on disposal, only the $8.0 million guaranteed portion of the sales price was considered (I.E., that portion which is contingent on the future performance of the business was ignored). The Company estimated that it would incur additional operating losses in this business segment, after the allocation of certain overhead and interest costs, amounting to approximately $331,000 during the phase-out period from October 1, 1996 to May 29, 1997. A provision for such estimated net losses was made during the year ended December 31, 1996.

     SALE OF OILFIELD SERVICES ASSETS AND DISCONTINUANCE OF BUSINESS SEGMENT. On November 1, 1996, the Company signed a letter of intent with Dawson Production Services, Inc. ("Dawson") to sell substantially all of the assets related to its oilfield services business. Such sale was completed on January 20, 1997, pursuant to a definitive asset purchase agreement. Under the terms of the definitive agreement, the Company received $4,917,000 and a subordinated note in the amount of $500,000 due in January 2002 in exchange for such assets. The assets which were the subject of the sale had a net book value, based on historical cost adjusted for accumulated depreciation and amortization, of approximately $2,378,000. The results of operations associated with the discontinued segment through the disposal date, after allocation of certain overhead and interest costs, did not result in a loss. The Company recognized again upon completion of the sale, after transaction costs of approximately $255,000, amounting to approximately $,802,000 in January 1997.

     In anticipation of the planned divestitures and the significant reduction in personnel necessary to support the administration of the Company's remaining assets, the Company recorded certain restructuring expenses, none of which are expected to benefit its future activities, during the 1996 third quarter. Such expenses, totaling $650,000 included employee severance obligations of approximately $285,000, costs associated with the relocation and recruitment of personnel of approximately $155,000, and other related expenses of approximately $210,000. Substantially all of such costs were subsequently incurred during the 1996 fourth quarter and 1997 first quarter. The twelve employees to be terminated are primarily involved in providing certain corporate support functions, including accounting, information systems, and environmental, health and safety.

RESULTS OF OPERATIONS

     Revenues for the three months ended March 31, 1997 amounted to $5,995,000, compared to $4,507,000 in the comparable period of 1996, an increase of 33%. On a segment basis, revenues from waste management services increased 63% during the 1997 three-month period, primarily the result of the continued growth of its used oil and filter recycling business lines, which commenced operations during the 1995 third quarter. Revenues in the oilfield services segment of the Company's business declined in the 1997 first quarter compared to the same period a year ago, primarily due to sale of such segment's assets in January 1997.

     Gross profit for the quarter ended March 31, 1997, amounted to $1,285,000 compared to $901,000 in the same 1996 period. The gross profit margin amounted to 20% in 1997 and 1996.

     Comparatively lower selling, general and administrative expenses during the 1997 quarter were primarily the result of reduced overhead costs associated with the sale of the oilfield services segment and general reductions due to the discontinuance of operations.

CAPITAL RESOURCES AND LIQUIDITY

      Substantially all of the $8.0 million in USF common stock received at the time of the closing of the sale of its waste management services assets was immediately sold. Cash from the USF stock sale, along with the proceeds from the sale of the oilfield services assets, resulted in net proceeds totaling approximately $11.1 million after repayment of the outstanding bank indebtedness and transaction expenses. Such net proceeds will be used to fund the current liabilities retained by the Company following the sales, with the remaining surplus cash initially deployed in short-term investments. The Company anticipates that ongoing general and administrative expenses will be reduced to approximately $300,000 annually upon completion of the sale, and expects earnings from investments to largely offset such costs. The amounts described herein are approximate and based on the Company's current estimates. Furthermore, there can be no assurance that such amounts will actually be realized.

     In addition to the aforementioned proceeds, under the terms of the letters of intent for the proposed asset sales, the Company may receive up to $4.0 million in USF common stock during the two-year period following the sale based on the performance of the hydrocarbon recycling business. Additionally, the Company received a $500,000 subordinated note receivable from Dawson, bearing interest at 8.5%, which matures on January 4, 2002.

     Because of its indemnification obligations related to the sale of Gibraltar, as well as potential indemnity obligations with respect to the asset sales to USF and Dawson, and in light of the ongoing litigation (described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996), the Company, based on consultation with legal counsel, does not currently anticipate making a distribution to its stockholders in the foreseeable future. As circumstances change or additional information with respect to the extent of the Company's potential indemnity obligations becomes available, the Board of Directors will continue to evaluate various uses of the Company's funds. While the Company may investigate new business opportunities that arise, the nature and probability of any investments which might result from such investigations cannot be determined.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There have been no material developments in the legal proceedings described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     As discussed in Note 3 of Notes to Consolidated Financial Statements, the Company has not been in compliance with certain restrictive covenants required under the terms of its bank credit agreement since June 30, 1996, placing it in technical default as of March 31, 1997. The Company repaid all outstanding balances under its bank credit agreement in connection with the closing of its waste management services and oilfield services segments.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Exhibit
Number         Description
-------        -----------

27             Financial Data Schedule (submitted only in electronic format)

REPORTS ON FORM 8-K

          A Form 8-K Current Report dated January 28, 1997 was filed by the Company to announce the completion of the sale of the Company's oilfield services business.

          A Form 8-K Current Report dated May 5, 1997 was filed by the Company to announce the signing of a definitive asset purchase agreement for the sale of the Company's hydrocarbon recycling and recovery business.

          A Form 8-K Current Report dated June 13, 1997 was filed by the Company to announce the completion of the sale of the Company's hydrocarbon recycling and recovery business.

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MOBLEY ENVIRONMENTAL SERVICES, INC.
                                       (Registrant)



                                       /s/ John Mobley
                                       ---------------------------------------
                                       John Mobley
                                       Chairman of the Board, President
                                       and Chief Financial Officer

Date: September 19, 1997