Form 10-Q
period 1997-06-30
MOBLEY ENVIRONMENTAL SERVICES INC
filed 1997-11-26
CIK 877356

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               -------------

                                 FORM 10-Q

            [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the quarter period ended June 30, 1997

                                     OR

             [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the transition period from ______ to ______

                       Commission File Number 0-19497

                               -------------

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

        Registrant's telephone number, including area code: (512) 346-5591

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes      No  X .
                                        ---     ---

   The number of shares outstanding of the registrant's common stock, as of June 1, 1997 was 4,155,097 shares of Class A Common Stock, $.01 par value and 4,680,196 shares of Class B Common Stock, $.01 par value.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                     MOBLEY ENVIRONMENTAL SERVICES, INC.
                                  FORM 10-Q
                                    INDEX


Part I - FINANCIAL INFORMATION                                       Page
                                                                     ----
Item 1.  Financial Statements (Unaudited)

         - Consolidated Balance Sheets - June 30, 1997
              and December 31, 1996                                   2

         - Consolidated Statements of Operations - Three
              Months and Six Months ended June 30, 1997 and 1996      3

         - Consolidated Statement of Stockholders' Equity -
              Six Months Ended June 30, 1997                          4

         - Consolidated Statements of Cash Flows - Six Months
              Ended June 30, 1997 and 1996                            5

         - Notes to Consolidated Financial Statements              6-10

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations       11-12

Part II - OTHER INFORMATION

Item 1.   Legal Proceedings                                          13

Item 2.   Changes in Securities                                      13

Item 3.   Defaults Upon Senior Securities                            13

Item 4.   Submission of Matters to a Vote of Security Holders        13

Item 5.   Other Information                                          13

Item 6.   Exhibits and Reports on Form 8-K                           13

Signatures                                                           14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     MOBLEY ENVIRONMENTAL SERVICES, INC.

                         Consolidated Balance Sheets
                            (dollars in thousands)
                                 (unaudited)

                                                            June 30,      December 31,
                                                              1997            1996
                                                            --------      ------------
                  ASSETS
Current assets:
    Cash and cash equivalents                               $  2,859            385
    Trade receivables                                            898            161
    Prepaid expenses and other current assets                     53            207
    Net assets of discontinued operations - current               --          1,144
                                                            --------          -----
          Total current assets                                 3,810          1,897

Property, plant and equipment, net                               225            230
Net assets of discontinued operations - non-current               --          9,659
Note receivable                                                  500             --
Investment securities                                          2,760             --
Other assets, net                                                247            197
                                                            --------          -----
                                                            $  7,542         11,983
                                                            --------          -----
                                                            --------          -----

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable and current portion of long-term debt    $      --          5,014
    Accounts payable                                             245            633
    Accrued expenses                                           2,237          3,721
                                                            --------          -----
          Total current liabilities                            2,482          9,368

Deferred income taxes                                             --            148
                                                            --------          -----
              Total liabilities                                2,482          9,516
                                                            --------          -----

Stockholders' equity:
    Preferred stock; $.01 par value; 2,000,000 shares
     authorized; none issued                                      --             --
    Common stock; $.01 par value:
         Class A; 15,000,000 shares authorized, 4,155,097
          and 4,085,343 shares issued and outstanding at
          June 30, 1997 and December 31, 1996, respectively       42             42
         Class B; 10,000,000 shares authorized, 4,764,903
          shares issued and 4,680,196 shares outstanding
          at June 30, 1997; 4,834,657 shares issued and
          4,749,950 shares outstanding at December 31, 1996       48             48
    Additional paid-in capital                                25,159         25,159
    Accumulated deficit                                      (19,901)       (22,486)
    Net unrealized loss on investment securities                 (40)            --
    Deferred compensation costs under restricted stock
     agreements                                                 (240)          (288)
    Treasury stock; 84,707 shares of Class B common stock,
     at cost                                                      (8)            (8)
                                                            --------          -----
          Total stockholders' equity                           5,060          2,467

    Commitments and contingencies
                                                            --------          -----
                                                            $  7,542         11,983
                                                            --------          -----
                                                            --------          -----

See accompanying notes to consolidated financial statements.

                         MOBLEY ENVIRONMENTAL SERVICES, INC.

                        Consolidated Statements of Operations
                   (dollars in thousands, except per share amounts)
                                     (unaudited)


                                     Three Months Ended      Six Months Ended
                                           June 30,              June 30,
                                     --------------------    -----------------
                                        1997       1996       1997       1996
                                        ----       ----       ----       ----
Revenues                             $      --         --         --         --
Cost of revenues                            --         --         --         --
                                     ---------  ---------  ---------  ---------
  Gross profit                              --         --         --         --
General and administrative expenses        164        139        322        278
                                     ---------  ---------  ---------  ---------
  Operating loss                          (164)      (139)      (322)      (278)
Interest expense                           (11)        --        (11)        --
Gain on sale of US Filter stock            531         --        531         --
Other expense                               --        (18)       (10)        --
                                     ---------  ---------  ---------  ---------
  Income (loss) from continuing
    operations before income taxes         356       (157)       188       (278)
Income taxes                                --         --         --         --
                                     ---------  ---------  ---------  ---------
  Income (loss) from continuing
    operations                             356       (157)       188       (278)
                                     ---------  ---------  ---------  ---------
Discontinued operations, net of tax:
  Gain on sale of oilfield services
    segment                                 --         --      2,802         --
  Net loss from operations of waste
    management services segment           (545)      (243)      (405)      (560)
  Net loss from operations of oilfield
    services segment                        --        (92)        --       (326)
  Income (loss) from discontinued
    operations                            (545)      (335)     2,397       (886)
                                     ---------  ---------  ---------  ---------
  Net income (loss)                  $    (189)      (492)     2,585     (1,164)
                                     ---------  ---------  ---------  ---------
                                     ---------  ---------  ---------  ---------
Net income (loss) per share:
  Continuing operations              $    0.04      (0.02)      0.02      (0.03)
  Discontinued operations                (0.06)     (0.04)      0.27      (0.10)
                                     ---------  ---------  ---------  ---------
                                     $   (0.02)     (0.06)      0.29      (0.13)
                                     ---------  ---------  ---------  ---------
                                     ---------  ---------  ---------  ---------
Weighted average number of
  common shares outstanding          8,835,293  8,835,293  8,835,293  8,835,293
                                     ---------  ---------  ---------  ---------
                                     ---------  ---------  ---------  ---------

See accompanying notes to consolidated financial statements.

                         MOBLEY ENVIRONMENTAL SERVICES, INC.

                    Consolidated Statement of Stockholders' Equity
                            Six Months Ended June 30, 1997
                   (dollars in thousands, except per share amounts)
                                     (unaudited)


Preferred Stock - none issued                                     $         --
                                                                  ------------
Class A Common Stock:
    Balance at December 31, 1996 and June 30, 1997                          42
                                                                  ------------
Class B Common Stock:
    Balance at December 31, 1996 and June 30, 1997                          48
                                                                  ------------
Additional Paid-In Capital:
    Balance at December 31, 1996 and June 30, 1997                      25,159
                                                                  ------------
Accumulated Deficit:
    Balance at December 31, 1996                                       (22,486)
    Net income                                                           2,585
                                                                  ------------
              Balance at June 30, 1997                                 (19,901)
                                                                  ------------
Unrealized Loss on Investment Securities:
    Balance at December 31, 1996                                            --
    Unrealized loss                                                        (40)
                                                                  ------------
              Balance at June 30, 1997                            $        (40)
                                                                  ------------
                                                                  ------------
Deferred Compensation Costs Under Restricted Stock Agreements:
    Balance at December 31, 1996                                  $       (288)
    Amortization of unearned compensation                                   48
                                                                  ------------
              Balance at June 30, 1997                                    (240)
                                                                  ------------
Treasury Stock:
    Balance at December 31, 1996 and June 30, 1997                          (8)
                                                                  ------------
              Total stockholders' equity at June 30, 1997         $      5,060
                                                                  ------------
                                                                  ------------


See accompanying notes to consolidated financial statements

                     MOBLEY ENVIRONMENTAL SERVICES, INC.

                    Consolidated Statements of Cash Flows
                            (dollars in thousands)
                                 (unaudited)



                                                       Six Months Ended June 30,
                                                       -------------------------
                                                             1997      1996
                                                             ----      ----
Cash flows from operating activities:
  Net income (loss)                                       $  2,585    (1,164)
    Adjustments to reconcile net income (loss) to net
     cash used by operating activities:
    Depreciation and amortization                              532     1,287
    Deferred income tax benefit                               (148)       --
    Bad debt expense                                           152        --
    Deferred compensation costs under restricted stock
     agreements                                                 48        47
    Gain on sale of US Filter stock                           (531)       --
    Gain on sale of oilfield services segment               (2,802)       --
    Gain on disposal of assets                                  --       (10)
    Changes in certain operating assets and liabilities:
       Trade receivables                                    (1,275)     (353)
       Prepaid expenses and other current assets               346      (298)
       Accounts payable                                       (795)      591
       Accrued expenses and other liabilities                 (899)     (735)
                                                           -------    ------
          Net cash used by operating activities, including
           discontinued operations                          (2,787)     (635)

Cash flows from investing activities:
   Net proceeds from sale of oilfield services segment       4,656        --
   Net proceeds from sale of US Filter stock                 7,731        --
   Purchase of investment securities                        (2,000)       --
   Capital expenditures                                       (112)   (4,173)
   Proceeds from sale of joint venture investment and
    other assets                                                --        35
   Other investing activities, net                              --       (62)
                                                          --------   -------
          Net cash provided (used) by investing
           activities, including discontinued operations    10,275    (4,200)

Cash flows from financing activities:
  Net borrowings under revolving lines of credit
   and short-term notes payable                                 --     2,000
  Proceeds from long-term borrowings                            --     1,940
  Principal payments on long-term debt                      (5,014)      (65)
                                                          --------   -------
       Net cash provided (used) by financing activities,
        including discontinued operations                   (5,014)    3,875
                                                          --------   -------

Net increase (decrease) in cash and cash equivalents         2,474      (960)

Cash and cash equivalents at beginning of period               385     1,476
                                                          --------   -------

Cash and cash equivalents at end of period                $  2,859       516
                                                          --------   -------
                                                          --------   -------

See accompanying notes to consolidated financial statements.

(1) BASIS OF PRESENTATION

    The accompanying financial statements present the consolidated accounts of Mobley Environmental Services, Inc. (the "Company") and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, of a normal and recurring nature and necessary for a fair presentation of the consolidated financial position of the Company as of June 30, 1997, and the consolidated results of operations and cash flows for the periods presented herein. Interim results are not necessarily indicative of results for a full year. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these financial statements in accordance with generally accepted accounting principles. Actual results could differ from those estimates.

(2) RECENT ASSET SALES AND DISCONTINUED OPERATIONS

    During 1996, in light of the Company's severely weakened financial condition and, in particular, concerns about its liquidity, the Board of Directors reviewed the challenges facing the Company and discussed in general terms the alternatives available to address them. Among other things, the Board of Directors considered (i) the Company's relatively small size and the resultant constraints on its ability to make significant investments in additional processing or collection businesses without an infusion of equity in an industry characterized by increasing consolidation, intensifying competition, and continued growth through acquisition by larger entities with greater access to financial resources than has the Company; (ii) the Company's inability to obtain bank financing and the unfavorable results of recent efforts to attract equity investors to fund activities contemplated by the Company's strategic business plan; (iii) the Company's default under its bank credit agreement due to its inability to maintain compliance with certain covenants contained in such agreement; and (iv) the Company's severely strained liquidity and immediate need for working capital to continue its current operations. As part of these deliberations, management and the Company's financial advisors reviewed in detail with the Board of Directors their efforts with third parties to attract possible investments in, or strategic alliances with, the Company. Since such efforts had not yielded access to funds on terms acceptable to the Company, the Board of Directors determined that the divestiture of its operations was in the best interest of the Company and its shareholders. These circumstances required the Company to reevaluate the basis used to assess the carrying values of assets. Subsequently, on October 30, 1996 and November 1, 1996, the Company executed letters of intent to sell substantially all of its operating assets in two separate transactions. The transactions and their impact on the Company's consolidated financial statements are described in the following paragraphs.

    SALE OF OILFIELD SERVICES ASSETS AND DISCONTINUANCE OF BUSINESS SEGMENT. On November 1, 1996, the Company signed a letter of intent with Dawson Production Services, Inc. to sell substantially all of the assets related to its oilfield services business. Such sale was completed on January 20, 1997, pursuant to a definitive asset purchase agreement. Under the terms of the definitive agreement, the company received approximately $4,917,000 and a subordinated note in the amount of $500,000, due in January 2002, in exchange for such assets. The assets which were the subject of the sale had a net book value, based on historical cost adjusted for accumulated depreciation and amortization, of approximately $2,354,000. The results of operations associated with the discontinued segment through the disposal date, after allocation of certain overhead and interest costs, did not result in a loss. The Company's oilfield services segment generated net income of approximately $120,000 during the period October 1, 1996 to January 20, 1997. The Company recognized a gain upon completion of the sale, after transaction costs of approximately $261,000, amounting to approximately $2,802,000 in January 1997.

    SALE OF WASTE MANAGEMENT SERVICES ASSETS AND DISCONTINUANCE OF BUSINESS SEGMENT. On October 30, 1996, the Company signed a letter of intent with United States Filter Corporation ("USF") to sell substantially all of the assets related to its waste management services activities. Such sale was completed on May 29, 1997, pursuant to a definitive asset purchase agreement. Under the terms of the definitive agreement, the Company received $8,000,000 in shares of USF common stock (registered with the Securities and Exchange Commission) in exchange for such assets, and can earn up to an additional $4,000,000 in USF common stock based on the performance of the business during the two years following its sale. Additionally, USF assumed certain liabilities (accounts payable and accrued expenses) as part of the transaction. The net assets which were the subject of the definitive agreement have been removed from the consolidated balance sheet as of June 30, 1997. Such assets had a net book value (net of assumed liabilities) of approximately $14,965,060.

    During the year ended December 31, 1996, the Company recorded a charge of $7,621,000 (net of a deferred income tax benefit of $698,000), representing the estimated loss on the disposal of the business segment, including certain required capital expenditures prior to the sale amounting to approximately $900,000. In determining the estimated loss on disposal, only the $8,000,000 fixed portion of the sales price was considered (I.E., that portion which is contingent on the future performance of the business was ignored). Such loss was recognized in the third quarter of 1996, when it was determined that a sale of the assets was necessary given the Company's inability to secure acceptable financing and concerns about its liquidity. Prior to that time, the evaluation of potential asset impairment had been made on a "going concern" basis and cash flow projections for the segment supported the carrying values of the related assets. The Company estimated that it would incur additional operating losses in this business segment, after the allocation of certain overhead and interest costs, amounting to approximately $331,000 during the phase-out period from October 1, 1996 to May 29, 1997. A provision for such estimated net losses was made during the year ended December 31, 1996. The Company's waste management services segment incurred a net loss of approximately $405,000 during the period from January 1, 1997 until May 29, 1997, the date of closing on the sale, which was in excess of the amounts previously accrued. The majority of this loss was created by additional charges related to automobile liability insurance claims and medical claims which were not included in the accruals established at December 31, 1996.

    Because of the outstanding contractual indemnification obligations of the Company resulting from its business divestitures and in light of pending litigation to which the Company is a party, the Company will remain in existence and incur certain general and administrative expenses for the foreseeable future but will have no operating assets. Therefore, certain general and administrative expenses and nonoperating income and expense have been accounted for as continuing operations. Future costs incurred in connection with these indemnification obligations and litigation responsibilities will be reported as part of the discontinued operations in which they originated or to which they related. The Company believes it is probable that it will continue to incur certain costs associated with these legal matters and accordingly established an accrual for estimated out-of-pocket expenses related to the ongoing administrative management of such matters. However, the Company is currently unable to reasonably estimate its potential exposure for defending such matters, any indemnity obligations resulting therefrom, and any corresponding insurance reimbursement (note 4).

    The Company's two business segments, waste management services and oilfield services, have been accounted for as discontinued operations, and accordingly, their operations have been segregated in the accompanying consolidated statements of operations. The revenues, operating costs and expenses, interest expense, and income taxes for the periods ended June 30, 1997 and 1996, have been reclassified for amounts associated with the discontinued segments. Due to the relative significance of the Company's business segments to its operating assets as a whole, and in light of the Company's decision in 1996 to divest itself of all of its operating assets, the Company has allocated certain general and administrative expenses to the business segments in the accompanying consolidated segments of operations. General and administrative expenses attributable to continuing operations have been determined based upon an allocation of such costs between the
business segments and continuing operations.   Other income and expense have
been recorded as continuing operations as such amounts are not specifically attributable to either of the Company's business segments which are being disposed of. Interest expense has been allocated to the segments based on the outstanding indebtedness attributable to each of the business segments.

    Operating results of the Company's waste management services segment for the six-month periods ended June 30, 1997 and 1996, are as follows (in thousands of dollars):

                                                  1997            1996
                                                  ----            ----

    Revenues                                    $ 9,489          7,096
    Cost of revenues                              7,697          5,565
                                                -------          -----
         Gross profit                             1,792          1,531

    Selling, general and administrative
     expenses, including allocated amounts        2,208          2,091
                                                -------          -----
    Operating loss                                 (416)          (560)
    Income tax benefit                              147             --
    Interest expense, net                          (136)            --
                                                -------          -----
    Net loss from operations of waste
     management services segment                $  (405)          (560)
                                                -------          -----
                                                -------          -----

    Operating results of the Company's oilfield services segment for the six-month periods ended June 30, 1997 and 1996, are as follows (in thousands of dollars):

                                                  1997            1996
                                                  ----            ----

    Revenues                                      $ 231          2,080
    Cost of revenues                                168          1,605
                                                -------          -----
         Gross profit                                63            475
    Selling, general and administrative
     expenses, including allocated amounts           63            801
                                                -------          -----
    Net loss from operations of oilfield
     services segment                                --          $(326)
                                                -------          -----
                                                -------          -----

    At June 30, 1997, the Company has net operating loss carryforwards for federal income tax purposes of approximately $6,000,000. Such amounts are available to offset future Federal taxable income, if any, through 2012 and expire in the following years: 2009 - approximately $1,700,000; 2010 -approximately $1,200,000; 2011 - approximately $2,200,000 and 2012
-approximately $900,000.

    Upon completion of the sale of the waste management services segment, $7,200,000 of the USF common stock was sold resulting in a gain of $531,000 which is reflected in other income in continuing operations. Proceeds from this sale were used to pay off existing long-term debt and current liabilities, and the remaining proceeds were used to purchase investment grade fixed term securities. As of June 30, 1997, $751,000 remained in USF common stock. Since that date these shares have been sold with the proceeds from the sale and other available cash at June 30, 1997 utilized to purchase similar investment grade fixed term securities. These investments are accounted for as investments held for sale.

(3) ACCRUED EXPENSES

    At June 30, 1997 accrued expenses were comprised of the following:

      $   500,000   medical claims
          492,000   automobile and worker's compensation claims
        1,245,000   miscellaneous accruals for legal and divestiture costs
      -----------
      $ 2,237,000
      -----------
      -----------

(4) NOTES PAYABLE

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

(5) COMMITMENTS AND CONTINGENCIES

    LETTERS OF CREDIT. At June 30, 1997, letters of credit totaling approximately $1,000,000 had been provided by the Company to its insurance carrier in connection with its workers' compensation, general liability, and auto liability insurance policies. Additionally, the Company has provided a letter of credit to the Texas Natural Resource Conservation Commission ("TNRCC") in the amount of approximately $167,000 to secure the payment of fines assessed Gibraltar by the TNRCC in connection with the December 1994 settlement of certain litigation. The fines have since been paid and the letter of credit released.

    REGULATORY ENFORCEMENT ACTION AND LAWSUIT. In November l993, the State of Texas filed a lawsuit against Gibraltar stemming from an enforcement action by the TNRCC alleging certain regulatory violations. The lawsuit was subsequently amended to include certain notices of violation issued by the TNRCC and allegations of noncompliance associated with certain regulatory orders. In July 1994, this litigation was tentatively settled through mediation and an Agreed Final Judgment was subsequently entered in December 1994. Under the terms of the judgment, Gibraltar was obligated for $1,150,000 in assessed fines and attorneys fees. Of such amount $450,000 was paid by the American Ecology Corporation ("AEC") and the Company was responsible for payment of the remaining $700,000. The Company has paid all remaining amounts due subsequent to June 30, 1997.

    LITIGATION AND VARIOUS OTHER CLAIMS. The Company continues to defend various claims resulting from the operations of its former subsidiary, Gibraltar, which was sold effective December 31, 1994. As of November 1, 1997, five such lawsuits were pending, one of which is asserted as a class action. During the Company's ownership of Gibraltar, Gibraltar engaged in the collection, transportation, analysis, treatment management and disposal of various types of hazardous wastes. In the actions pending against the Company and/or Gibraltar, the plaintiffs complain of a variety of acts by Gibraltar which allegedly occurred in the course of its operations, including improper air emissions, nuisance odors, contamination of water supplies, and repeated and continuing violations of environmental laws. In the various pending actions, plaintiffs assert similar theories as the alleged basis for recovery, including negligence, nuisance, trespass, fraudulent concealment, assault and battery, and intentional infliction of emotional distress. Likewise, such plaintiffs seek similar types of damages, including loss of property value and compensatory and punitive damages for personal injury and property damage for nuisance odors, physical discomfort and impairment, interference with use and enjoyment of property, medical expenses, mental anguish, and loss of earning capacity. An additional claimant seeks permanent closure of the facility and civil penalties as the remedy for alleged violations by Gibraltar of environmental protection statutes and endangerment to public health and the environment. While all of the five actions are technically pending, one case was dismissed by the trial judge for plaintiff's failure to file expert reports as required by a case management order. This action has been appealed.

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

    The Company, based on consultation with its legal counsel, believes that it is probable that the Company will continue to incur certain costs associated with the foregoing matters and accordingly, in connection with the divestiture of Gibraltar in 1994, established an accrual for estimated out-of-pocket expenses related to the ongoing administrative management of such matters. However, the Company is currently unable to reasonably estimate its potential exposure for defending such matters, any indemnity obligations resulting therefrom, and any corresponding insurance reimbursement. As noted above, the litigation matters to which the Company is a party raise several difficult and complex factual and legal issues. More specifically: (i) while certain of the plaintiffs exhibit apparent physical injury and a variety of health problems, the requisite causal connection to Gibraltar's facilities or operations has not been established; (ii) certain of the cases involve literally hundreds of plaintiffs whose physical condition and medical history have not yet begun to be investigated; (iii) although the Company has experienced some degree of success recently in two separate jury trials, there is inherent uncertainty associated with jury trials in cases such as these which tend to have a strong emotional appeal; (iv) the extent of pollution liability insurance coverage available to the Company for potential indemnity exposure and defense costs is currently in dispute; (v) the Company's potential liability relating to defense cost claims of approximately 50 of Gibraltar's former customers who have also been named in the litigation (and who are represented by over 20 different law firms) is currently not determinable; and (vi) the indemnifications given to AEC in connection with the Gibraltar sale are comprehensive and subject to broad interpretation. Accordingly, the Company has not made an accrual for losses, if any, which might result from these legal matters as such amounts or a range of amounts are not currently reasonably estimatable. The Company's future financial condition, results of operations, and liquidity could be materially adversely affected as the nature and scope of the Company's ultimate liability arising from Gibraltar's operations and sale become better defined.

    In January 1996, the Company was notified by the TNRCC that it is a potentially responsible party of the alleged release, during the early or mid-1980s, of hazardous substances at the McBay Oil and Gas State Superfund Site located near Grapeland, Texas. The Company has recorded an accrual for its estimated exposure in connection with this matter, the amount of which is not material to the consolidated financial statements.

    There are various other routine claims and legal actions pending and threatened against the Company which are incidental to the Company's business and have arisen in the ordinary course of its business related to services, contracts, employment, and other matters. Where applicable, the Company has recorded accruals for estimated potential damages and expenses associated with such matters. While the final outcome of these matters cannot be predicted with certainty, management upon consultation with legal counsel, and considering the Company's limited continuing activities, believes that financial obligations of the Company arising from such claims could have a material adverse effect on its consolidated financial condition, results of operations, or liquidity.

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

    The following discussion is designed to assist in the understanding of the Company's financial condition as of June 30, 1997, as well as the Company's operating results for the three-month and six month periods ended June 30, 1997. Certain material events affecting the business of the Company are discussed in Item 1 of this report. The Notes to Consolidated Financial Statements contain additional information that should be read in conjunction with this discussion.

RECENT ASSET SALES, DISCONTINUED OPERATIONS AND RESTRUCTURING CHARGES

    Due to the Company's inability to secure, on acceptable terms, the capital resources necessary to continue the implementation of its strategic plans to expand its hydrocarbon recycling and recovery business, and after considering the attendant risks of continuing to pursue such strategy in light of its severely strained liquidity, in September 1996, the Company's Board of Directors determined that the divestiture of its operations was in the best interests of the Company and its shareholders. Subsequently, on October 30, 1996 and November 1, 1996, the Company executed letters of intent to sell substantially all of its operating assets in two separate transactions which have now been completed (see Note 2 of Notes to Consolidated Financial Statements). Because of the sales, results of operations of the Company's two business segments have been accounted for as discontinued operations in the accompanying consolidated financial statements. The transactions and their impact on the consolidated financial statements are described in the following paragraphs.

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

    SALE OF WASTE MANAGEMENT SERVICES ASSETS & DISCONTINUANCE OF BUSINESS SEGMENT. On October 30, 1996, the Company signed a letter of intent with United States Filter Corporation ("USF") to sell substantially all of the assets related to its waste management services activities. Such sale was completed on May 29, 1997, pursuant to a definitive asset purchase agreement. Under the terms of the definitive agreement, the Company received $8.0 million in shares of USF common stock (registered with the Securities and Exchange Commission) in exchange for such assets, and can earn up to an additional $4.0 million in USF common stock based on the performance of the business during the two years following its sale. Additionally, USF assumed certain liabilities (accounts payable and accrued expenses) as part of the transaction. The net assets which were the subject of the definitive agreement have been removed from the consolidated balance sheet as of June 30, 1997. Such assets had a net book value (net of assumed liabilities) of approximately $14,965,060.

    During the year ended December 31, 1996, the Company recorded a charge of $7,621,000 (net of a deferred income tax benefit of $698,000), representing the estimated loss on the disposal of the business segment including certain required capital expenditures prior to the sale. In determining the estimated loss on disposal, only the $8.0 million guaranteed portion of the sales price was considered (i.e., that portion which is contingent on the future performance of the business was ignored). The Company estimated that it would incur additional operating losses in this business segment after the allocation of certain overhead and interest costs, amounting to approximately $331,000 during the phase-out period from October 1, 1996 to May 1997. The accrual for losses was utilized to offset the losses incurred by the segment until its disposal. Additional losses for automobile liability claims and medical claims related to the discontinued segment in the amount of $400,000 were recognized as losses of the discontinued segments during the second quarter of 1997. The Company's sale of its hydrocarbon recycling and recovery business is further described in the Company's Information Statement to its Shareholders dated May 9, 1997.

RESULTS OF OPERATIONS

    Comparisons of the 1996 and 1997 operations are not meaningful due to the sale of substantially all of the operating assets of the Company during 1997. Additional losses from discontinued operations occurred in the second quarter of 1997 due to unexpected automobile liability insurance claims and medical claims in the amount of $400,000. General and administrative costs in the amount of $322,000 for the six months ended June 30, 1997 have been incurred that were not considered part of the cost of the discontinued operations. In addition, a gain on the sale of USF shares in the amount of $531,000 was recorded in the second quarter when substantially all of the USF stock was sold.

CAPITAL RESOURCES AND LIQUIDITY

    Substantially all of the $8.0 million in USF common stock received at the time of the closing of the sale of its waste management services assets was immediately sold. Cash from the USF stock sale, along with the proceeds from the sale of the oilfield services assets, resulted in net proceeds totaling approximately $7.4 million after repayment of the outstanding bank indebtedness and transaction expenses. Such net proceeds will be used to fund the current liabilities retained by the Company foIlowing the sales, with the remaining surplus cash initially deployed in short-term investments. General and administrative expenses incurred for the six month period ended June 30, 1997 were $322,000. The Company anticipates that ongoing general and administrative expenses will be approximately $309,000 annually, exclusive of any litigation costs, and expects earnings from investments to largely offset such costs. The amounts described herein are approximate and based on the Company's current estimates. Furthermore, there can be no assurance that such amounts will actually be realized.

    In addition to the aforementioned proceeds, under the terms of the asset purchase agreement with USF, the Company may receive up to $4.0 million in USF common stock during the two-year period following the sale based on the performance of the hydrocarbon recycling business. Additionally, in connection with the sale of the oilfield services business, the Company received a $500,000 subordinated note receivable from Dawson, bearing interest at 8.5%, which matures on January 4, 2002.

     Because of its indemnification obligations related to the sale of Gibraltar, as well as potential indemnity obligations with respect to the asset sales to USF and Dawson, and in light of the ongoing litigation (described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996), the Company, based on consultation with legal counsel, does not currently anticipate making a distribution to its stockholders in the foreseeable future. As circumstances change or additional information with respect to the extent of the Company's potential indemnity obligations becomes available, the Board of Directors will continue to evaluate various uses of the Company's funds. The Company has no plans to conduct any kind of operating business at any time in the future.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    One cause of action against the Company has been dismissed by the trial judge for failure of the Plaintiff's to file expert reports as required by a case management order; however, that action has been appealed. There have been no other material developments in the legal proceedings described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

ITEM 2.  CHANGES IN SECURITIES

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

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

                        MOBLEY ENVIRONMENTAL SERVICES, INC.
                        (Registrant)

                        --------------------------------------
                        /s/ John Mobley
                        John Mobley
                        Chairman of the Board and Chief Financial Officer




Date:  November 26, 1997