Form 10-Q
period 1997-09-30
MOBLEY ENVIRONMENTAL SERVICES INC
filed 1998-01-16
CIK 877356

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549

                             -------------

                               FORM 10-Q

            [X] Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
               For the quarter period ended September 30, 1997

                                  OR

            [ ] Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
             For the transition period from _________ to ________

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



Part I - FINANCIAL INFORMATION                                            Page
                                                                          ----
Item 1.   Financial Statements (Unaudited)

          - Consolidated Balance Sheets - September 30, 1997
            and December 31, 1996                                          2

          - Consolidated Statements of Operations - Three
            Months and Nine Months ended September 30, 1997 and 1996       3

          - Consolidated Statement of Stockholders' Equity -
            Nine Months Ended September 30, 1997                           4

          - Consolidated Statements of Cash Flows - Nine Months
            Ended September 30, 1997 and 1996                              5

          - Notes to Consolidated Financial Statements                  6-10

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                11-12

Part II - OTHER INFORMATION

Item 1.   Legal Proceedings                                               13

Item 2.   Changes in Securities                                           13

Item 3.   Defaults Upon Senior Securities                                 13

Item 4.   Submission of Matters to a Vote of Security Holders             13

Item 5.   Other Information                                               13

Item 6.   Exhibits and Reports on Form 8-K                                13

Signatures                                                                14

Part I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         MOBLEY ENVIRONMENTAL SERVICES, INC.

                             Consolidated Balance Sheets
                               (dollars in thousands)
                                     (unaudited)

                                                      September 30,    December 31,
                                                           1997            1996
                                                           ----            ----
                     ASSETS
Current assets:
   Cash and cash equivalents                               $    678            385
   Trade receivables                                            506            161
   Prepaid expenses and other current assets                    153            207
   Net assets of discontinued operations - current               --          1,144
                                                           --------        -------
      Total current assets                                    1,337          1,897

Property, plant and equipment, net                              214            230
Net assets of discontinued operations - non-current              --          9,659
Note receivable                                                 500             --
Investment securities                                         4,586             --
Other assets, net                                               192            197
                                                           --------        -------
                                                           $  6,829         11,983
                                                           --------        -------
                                                           --------        -------
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current portion of long-term debt     $     --          5,014
   Accounts payable                                             369            633
   Accrued expenses                                           1,359          3,721
                                                           --------        -------
      Total current liabilities                               1,728          9,368

Deferred income taxes                                            --            148
                                                           --------        -------
         Total liabilities                                    1,728          9,516
                                                           --------        -------
Stockholders' equity:
   Preferred stock; $.01 par value; 2,000,000 shares
    authorized; none issued                                      --             --
   Common stock; $.01 par value:
     Class A; 15,000,000 shares authorized, 4,155,097 and
      4,085,343 shares issued and outstanding at
      September 30, 1997 and December 31, 1996,
      respectively                                               42             42
     Class B; 10,000,000 shares authorized, 4,764,903
      shares issued and 4,680,196 shares outstanding at
      September 30, 1997; 4,834,657 shares issued and
      4,749,950 shares outstanding at December 31, 1996          48             48
   Additional paid-in capital                                25,159         25,159
   Accumulated deficit                                      (19,947)       (22,486)
   Net unrealized gain on investment securities                  23             --
   Deferred compensation costs under restricted stock
    agreements                                                 (216)          (288)
   Treasury stock; 84,707 shares of Class B common stock,
    at cost                                                      (8)            (8)
                                                           --------        -------
      Total stockholders' equity                              5,101          2,467

   Commitments and contingencies
                                                           --------        -------
                                                           $  6,829         11,983
                                                           --------        -------
                                                           --------        -------

See accompanying notes to consolidated financial statements.

                         MOBLEY ENVIRONMENTAL SERVICES, INC.

                        Consolidated Statements of Operations
                  (dollars in thousands, except per share amounts)
                                     (unaudited)

                                             Three Months Ended September 30,  Nine Months Ended September 30,
                                             --------------------------------  -------------------------------
                                                    1997           1996           1997             1996
                                                    ----           ----           ----             ----
Revenues                                         $       --             --             --              --
Cost of revenues                                         --             --             --              --
                                                 ----------      ---------      ---------       ---------
   Gross profit                                          --             --             --              --

General and administrative expenses                     194             75            516             225
Restructuring charges                                    --            650             --             650
                                                 ----------      ---------      ---------       ---------
   Operating loss                                      (194)          (725)          (516)           (875)
Interest income                                          79             --             69              --
Gain on sale of US Filter stock                          25             --            556              --
Gain on sale of assets                                   37             --             37              --
Other income (expense)                                    7             --             (4)             --
                                                 ----------      ---------      ---------       ---------
   Income (loss) from continuing
    operations before income taxes                      (46)          (725)           142            (875)

Income taxes                                             --             --             --              --
                                                 ----------      ---------      ---------       ---------
   Income (loss) from continuing
    operations                                          (46)          (725)           142            (875)
                                                 ----------      ---------      ---------       ---------
Discontinued operations, net of tax:

   Provision for loss on disposal of
    waste management services segment                    --         (7,621)            --          (7,621)

   Provision for losses during phase-out
    period of waste management services
    segment                                              --           (331)            --            (331)

   Net loss from operations
    of waste management services
    segment                                              --           (450)          (405)         (1,258)

   Net income (loss) from operations of
    oilfield services segment                            --             10             --            (195)

   Gain on sale of oilfield services
    segment                                              --             --          2,802              --
                                                 ----------      ---------      ---------       ---------
   Income (loss) from discontinued
    operations                                           --         (8,392)         2,397          (9,405)
                                                 ----------      ---------      ---------       ---------
   Net income (loss)                             $      (46)        (9,117)         2,539         (10,280)
                                                 ----------      ---------      ---------       ---------
                                                 ----------      ---------      ---------       ---------
Net income (loss) per share:
   Continuing operations                         $    (0.01)         (0.08)          0.02           (0.02)
   Discontinued operations                             0.00          (0.95)          0.27           (1.14)
                                                 ----------      ---------      ---------       ---------
                                                 $    (0.01)         (1.03)          0.29           (1.16)
                                                 ----------      ---------      ---------       ---------
                                                 ----------      ---------      ---------       ---------
Weighted average number of
 common shares outstanding                        8,835,293      8,835,293      8,835,293       8,835,293
                                                 ----------      ---------      ---------       ---------
                                                 ----------      ---------      ---------       ---------

See accompanying notes to consolidated financial statements.

                         MOBLEY ENVIRONMENTAL SERVICES, INC.

                   Consolidated Statement of Stockholders' Equity
                        Nine Months Ended September 30, 1997
                  (dollars in thousands, except per share amounts)
                                     (unaudited)

Preferred Stock - none issued                                       $     --
                                                                    --------
Class A Common Stock:
   Balance at December 31, 1996 and September 30, 1997                    42
                                                                    --------
Class B Common Stock:
   Balance at December 31, 1996 and September 30, 1997                    48
                                                                    --------
Additional Paid-In Capital:
   Balance at December 31, 1996 and September 30, 1997                25,159
                                                                    --------
Accumulated Deficit:
   Balance at December 31, 1996                                      (22,486)
   Net income                                                          2,539
                                                                    --------
      Balance at September 30, 1997                                  (19,947)
                                                                    --------
Unrealized Gain on Investment Securities:
   Balance at December 31, 1996                                           --
   Unrealized gain                                                        23
                                                                    --------
      Balance at September 30, 1997                                       23
                                                                    --------
Deferred Compensation Costs Under Restricted Stock Agreements:
   Balance at December 31, 1996                                         (288)
   Amortization of unearned compensation                                  72
                                                                    --------
      Balance at September 30, 1997                                     (216)
                                                                    --------
Treasury Stock:
   Balance at December 31, 1996 and September 30, 1997                    (8)
                                                                    --------
      Total stockholders' equity at September 30, 1997              $  5,101
                                                                    --------
                                                                    --------

See accompanying notes to consolidated financial statements

                         MOBLEY ENVIRONMENTAL SERVICES, INC.

                        Consolidated Statements of Cash Flows
                               (dollars in thousands)
                                     (unaudited)

                                                          Nine Months Ended September 30,
                                                          -------------------------------
                                                               1997            1996
                                                               ----            ----
Cash flows from operating activities:
   Net income (loss)                                         $  2,539        (10,280)
     Adjustments to reconcile net income (loss) to net
      cash used by operating activities:
     Provision for loss on disposal and losses during
      phase-out period of waste management services segment        --          8,650
     Provision for restructuring charges                           --            650
     Depreciation and amortization                                535          2,016
     Deferred income tax benefit                                 (148)          (698)
     Bad debt expense                                             152             --
     Deferred compensation costs under restricted stock
      agreements                                                   72             72
     Gain on sale of US Filter stock                             (556)            --
     Gain on sale of oilfield services segment                 (2,802)            --
     Gain on sale of assets                                       (37)            --
     Loss on sale of investment securities                          2             --
     Changes in certain operating assets and liabilities:
       Trade receivables                                         (883)          (400)
       Prepaid expenses and other current assets                  301           (101)
       Other assets                                                --            (30)
       Accounts payable                                          (671)           577
       Accrued expenses and other liabilities                  (1,789)          (736)
                                                             --------        -------
          Net cash used by operating activities, including
           discontinued operations                             (3,285)          (280)

Cash flows from investing activities:
   Net proceeds from sale of oilfield services segment          4,656             --
   Net proceeds from sale of US Filter stock                    8,556             --
   Net proceeds from sale of investment securities                248             --
   Purchase of investment securities                           (4,801)            --
   Capital expenditures                                          (112)        (4,792)
   Proceeds from sale of assets                                    45             --
                                                             --------        -------
          Net cash provided (used) by investing activities,
           including discontinued operations                    8,592         (4,792)

Cash flows from financing activities:
   Net borrowings under revolving lines of credit and
    short-term notes payable                                       --          2,550
   Proceeds from long-term borrowings                              --          1,940
   Principal payments on long-term debt                        (5,014)          (144)
                                                             --------        -------
          Net cash provided (used) by financing activities,
           including discontinued operations                   (5,014)         4,346
                                                             --------        -------
Net increase (decrease) in cash and cash equivalents              293           (726)

Cash and cash equivalents at beginning of period                  385          1,476
                                                             --------        -------
Cash and cash equivalents at end of period                   $    678            750
                                                             --------        -------
                                                             --------        -------

See accompanying notes to consolidated financial statements.

(1)  BASIS OF PRESENTATION

     The accompanying financial statements present the consolidated accounts of Mobley Environmental Services, Inc. (the "Company") and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, of a normal and recurring nature and necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 1997, and the consolidated results of operations and cash flows for the periods presented herein. Interim results are not necessarily indicative of results for a full year. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

     SALE OF WASTE MANAGEMENT SERVICES ASSETS AND DISCONTINUANCE OF BUSINESS SEGMENT. On October 30, 1996, the Company signed a letter of intent with United States Filter Corporation ("USF") to sell substantially all of the assets related to its waste management services activities. Such sale was completed on May 29, 1997, pursuant to a definitive asset purchase agreement. Under the terms of the definitive agreement, the Company received $8,000,000 in shares of USF common stock (registered with the Securities and Exchange Commission) in exchange for such assets, and can earn up to an additional $4,000,000 in USF common stock based on the performance of the business during the two years following its sale. Additionally, USF assumed certain liabilities (accounts payable and accrued expenses) as part of the transaction. The net assets which were the subject of the definitive agreement have been removed from the consolidated balance sheet as of September 30, 1997. Such assets had a net book value (net of assumed liabilities) of approximately $14,965,060.

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

     Because of the outstanding contractual indemnification obligations of the Company resulting from its business divestitures and in light of pending litigation to which the Company is a party, the Company will remain in existence and incur certain general and administrative expenses for the foreseeable future but will have no operating assets. Therefore, certain general and administrative expenses and nonoperating income and expense have been accounted for as continuing operations. Future costs incurred in connection with these indemnification obligations and litigation responsibilities will be reported as part of the discontinued operations in which they originated or to which they related. The Company believes it is probable that it will continue to incur certain costs associated with these legal matters and accordingly established an accrual for estimated out-of-pocket expenses related to the ongoing administrative management of such matters. However, the Company is currently unable to reasonably estimate its potential exposure for defending such matters, any indemnity obligations resulting therefrom, and any corresponding insurance reimbursement (note 5).

     The Company's two business segments, waste management services and oilfield services, have been accounted for as discontinued operations, and accordingly, their operations have been segregated in the accompanying consolidated statements of operations. The revenues, operating costs and expenses, interest expense, and income taxes for the periods ended September 30, 1997 and 1996, have been reclassified for amounts associated with the discontinued segments. Due to the relative significance of the Company's business segments to its operating assets as a whole, and in light of the Company's decision in 1996 to divest itself of all of its operating assets, the Company has allocated certain general and administrative expenses to the business segments in the accompanying consolidated segments of operations. General and administrative expenses attributable to continuing operations have been determined based upon an allocation of such costs between the business segments and continuing operations. Other income and expense have been recorded as continuing operations as such amounts are not specifically attributable to either of the Company's business segments which are being disposed of. Interest expense has been allocated to the segments based on the outstanding indebtedness attributable to each of the business segments.

     Operating results of the Company's waste management services segment for the nine-month periods ended September 30, 1997 and 1996, are as follows (in thousands of dollars):

                                                             1997      1996
                                                             ----      ----
     Revenues                                               $9,489    11,716
     Cost of revenues                                        7,697     9,300
                                                            ------    ------
         Gross profit                                        1,792     2,416

     Selling, general and administrative expenses,
      including allocated amounts                            2,208     3,602
                                                            ------    ------
     Operating loss                                           (416)   (1,186)
     Income tax benefit                                        147        --
     Interest expense, net                                    (136)      (72)
                                                            ------    ------
     Net loss from operations of waste
      management services segment                           $ (405)   (1,258)
                                                            ------    ------
                                                            ------    ------

     Operating results of the Company's oilfield services segment for the nine-month periods ended September 30, 1997 and 1996, are as follows (in thousands of dollars):

                                                             1997      1996
                                                             ----      ----
     Revenues                                               $  231     3,212
     Cost of revenues                                          168     2,401
                                                            ------    ------
         Gross profit                                           63       811
     Selling, general and administrative expenses,
      including allocated amounts                               63       987
     Other expenses                                             --        19
                                                            ------    ------
     Net loss from operations of oilfield services segment  $           (195)
                                                            ------    ------
                                                            ------    ------

     At September 30, 1997, the Company has net operating loss carryforwards for federal income tax purposes of approximately $6,000,000. Such amounts are available to offset future Federal taxable income, if any, through 2012 and expire in the following years: 2009 - approximately $1,700,000; 2010
- approximately $1,200,000; 2011 - approximately $2,200,000 and 2012
- approximately $900,000.

     Upon completion of the sale of the waste management services segment, the $8,000,000 of USF common stock was sold resulting in a gain of $556,000 which is reflected in other income in continuing operations. Proceeds from this sale were used to pay off existing long-term debt and current liabilities, and the remaining proceeds were used to purchase investment grade fixed term securities. These investments are accounted for as investments available for sale.

(3)  ACCRUED EXPENSES

     At September 30, 1997 accrued expenses were comprised of the following:

        $  200,000    medical claims
           301,000    automobile, worker's compensation and general liability
                      claims
           858,000    miscellaneous accruals for legal and divestiture costs
        ----------
        $1,359,000
        ----------
        ----------

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

 (5) COMMITMENTS AND CONTINGENCIES

     LETTERS OF CREDIT. At September 30, 1997, letters of credit totaling approximately $1,000,000 had been provided by the Company to its insurance carrier in connection with its workers' compensation, general liability, and auto liability insurance policies.

     REGULATORY ENFORCEMENT ACTION AND LAWSUIT. In November l993, the State of Texas filed a lawsuit against Gibraltar stemming from an enforcement action by the TNRCC alleging certain regulatory violations. The lawsuit was subsequently amended to include certain notices of violation issued by the TNRCC and allegations of noncompliance associated with certain regulatory orders. In July 1994, this litigation was tentatively settled through mediation and an Agreed Final Judgment was subsequently entered in December 1994. Under the terms of the judgment, Gibraltar was obligated for $1,150,000 in assessed fines and attorneys fees. Of such amount $450,000 was paid by the American Ecology Corporation ("AEC") and the Company was responsible for payment of the remaining $700,000. The Company paid all remaining amounts due during the quarter ended September 30, 1997.

     LITIGATION AND VARIOUS OTHER CLAIMS. The Company continues to defend various claims resulting from the operations of its former subsidiary, Gibraltar, which was sold effective December 31, 1994. As of December 19, 1997, five such lawsuits were pending, one of which is asserted as a class action. During the Company's ownership of Gibraltar, Gibraltar engaged in the collection, transportation, analysis, treatment management and disposal of various types of hazardous wastes. In the actions pending against the Company and/or Gibraltar, the plaintiffs complain of a variety of acts by Gibraltar which allegedly occurred in the course of its operations, including improper air emissions, nuisance odors, contamination of water supplies, and repeated and continuing violations of environmental laws. In the various pending actions, plaintiffs assert similar theories as the alleged basis for recovery, including negligence, nuisance, trespass, fraudulent concealment, assault and battery, and intentional infliction of emotional distress. Likewise, such plaintiffs seek similar types of damages, including loss of property value and compensatory and punitive damages for personal injury and property damage for nuisance odors, physical discomfort and impairment, interference with use and enjoyment of property, medical expenses, mental anguish, and loss of earning capacity. An additional claimant seeks permanent closure of the facility and civil penalties as the remedy for alleged violations by Gibraltar of environmental protection statutes and endangerment to public health and the environment. While all of the five actions are technically pending, one case was dismissed by the trial judge for plaintiff's failure to file expert reports as required by a case management order. This action has been appealed.

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

     The Company, based on consultation with its legal counsel, believes that it is probable that the Company will continue to incur certain costs associated with the foregoing matters and accordingly, in connection with the divestiture of Gibraltar in 1994, established an accrual for estimated out-of-pocket expenses related to the ongoing administrative management of such matters. However, the Company is currently unable to reasonably estimate its potential exposure for defending such matters, any indemnity obligations resulting therefrom, and any corresponding insurance reimbursement. As noted above, the litigation matters to which the Company is a party raise several difficult and complex factual and legal issues. More specifically: (i) while certain of the plaintiffs exhibit apparent physical injury and a variety of health problems, the requisite causal connection to Gibraltar's facilities or operations has not been established; (ii) certain of the cases involve literally hundreds of plaintiffs whose physical condition and medical history have not yet begun to be investigated; (iii) although the Company has experienced some degree of success recently in two separate jury trials, there is inherent uncertainty associated with jury trials in cases such as these which tend to have a strong emotional appeal; (iv) the extent of pollution liability insurance coverage available to the Company for potential indemnity exposure and defense costs is currently in dispute; (v) the Company's potential liability relating to defense cost claims of approximately 50 of Gibraltar's former customers who have also been named in the litigation (and who are represented by over 20 different law firms) is currently not determinable; and (vi) the indemnifications given to AEC in connection with the Gibraltar sale are comprehensive and subject to broad interpretation. Accordingly, the Company has not made an accrual for losses, if any, which might result from these legal matters as such amounts or a range of amounts are not currently reasonably estimable. The Company's future financial condition, results of operations, and liquidity could be materially adversely affected as the nature and scope of the Company's ultimate liability arising from Gibraltar's operations and sale become better defined.

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

     The following discussion is designed to assist in the understanding of the Company's financial condition as of September 30, 1997, as well as the Company's operating results for the three-month and nine month periods ended September 30, 1997. Certain material events affecting the business of the Company are discussed in Item 1 of this report. The Notes to Consolidated Financial Statements contain additional information that should be read in conjunction with this discussion.

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

RESULTS OF OPERATIONS

     Comparisons of the 1996 and 1997 operations are not meaningful due to the sale of substantially all of the operating assets of the Company during 1997. Additional losses from discontinued operations occurred in the second quarter of 1997 due to unexpected automobile liability insurance claims and medical claims in the amount of $400,000. General and administrative costs in the amount of $516,000 for the nine months ended September 30, 1997 have been incurred that were not considered part of the cost of the discontinued operations. In addition, a gain on the sale of USF shares in the amount of $556,000 has been recorded through September 30, 1997 as all of the USF stock has been sold.

CAPITAL RESOURCES AND LIQUIDITY

     All of the $8.0 million in USF common stock received at the time of the closing of the sale of its waste management services assets has been sold. Cash from the USF stock sale, along with the proceeds from the sale of the oilfield services assets, resulted in net proceeds totaling approximately $8.2 million after repayment of the outstanding bank indebtedness and transaction expenses. Such net proceeds were used to fund the current liabilities retained by the Company following the sales, with the remaining surplus cash initially deployed in short-term investments. General and administrative expenses incurred for the nine month period ended September 30, 1997 were $516,000. The Company anticipates that ongoing general and administrative expenses will be approximately $309,000 annually, exclusive of any litigation costs, and expects earnings from investments to largely offset such costs. The amounts described herein are approximate and based on the Company's current estimates. Furthermore, there can be no assurance that such amounts will actually be realized.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There have been no other material developments in the legal proceedings described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and quarterly reports on form 10Q for the periods ended March 31, 1997 and June 30, 1997.

ITEM 2. CHANGES IN SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS


Exhibit
 Number     Description
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

                          MOBLEY ENVIRONMENTAL SERVICES, INC.
                          (Registrant)

                          /s/ John Mobley
                          -------------------------------------------------
                          John Mobley
                          Chairman of the Board and Chief Financial Officer

Date: January 16, 1998