Form 10-K405
period 1997-12-31
MOBLEY ENVIRONMENTAL SERVICES INC
filed 1998-07-09
CIK 877356

================================================================================

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K

                          FOR ANNUAL AND TRANSITION REPORTS
                       PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required, effective October 7, 1996)
        For the Fiscal Year Ended December 31, 1997

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
        For the transition period from __________ to __________

                            COMMISSION FILE NUMBER 0-19497
                         MOBLEY ENVIRONMENTAL SERVICES, INC.
                (Exact name of registrant as specified in its charter)

                DELAWARE                               75-2242963
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)


    c/o 111 CONGRESS AVENUE, SUITE 1400
               AUSTIN, TEXAS                                 78701
(Address of principal executive offices)                  (Zip Code)

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: NONE

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
                                   (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes            No   X
                                       -----          -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant at March 31, 1998, based on the closing bid price as reported by the OTC Bulletin Board as of such date, was estimated to be $1,250,155.

The number of shares outstanding of the registrant's common stock, as of May 31, 1998 was 4,259,650 shares of Class A Common Stock, $.01 par value and 4,575,643 shares of Class B Common Stock, $.01 par value.

================================================================================

                                   FORM 10-K INDEX

                                        PART I

                                                                          Page Number
                                                                          -----------
Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . . . . 12

                                       PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters. . 12

Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . . . . 13

Item 7.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . 15

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk . . . . . . . 19

Item 8.   Financial Statements and Supplementary Data. . . . . . . . . . . . . . . 19

Item 9.   Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . 19

                                       PART III

Item 10.  Directors and Executive Officers of the Registrant . . . . . . . . . . . 19

Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . 22

Item 12.  Security Ownership of Certain Beneficial Owners and Management . . . . . 28

Item 13.  Certain Relationships and Related Transactions . . . . . . . . . . . . . 29

                                       PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K. . . . . 29

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 34

                                       PART I

ITEM 1.   BUSINESS

GENERAL

     Prior to May 29, 1997, Mobley Environmental Services, Inc. (the "Company") provided diverse environmental and field-related services to industrial, governmental and commercial markets, and specialized in the collection, transportation, treatment, recycling, and management of a wide variety of non-hazardous liquid hydrocarbons, oil filters, absorbents, and related materials. Prior to January 20, 1997, the Company also provided oilfield services, including transporting, marketing, storing, and disposing of various liquid materials used or produced as waste throughout the lifecycle of oil and gas wells.

     The Company was formed in July 1991 for the purpose of combining the businesses of Gibraltar Chemical Resources, Inc. ("Gibraltar"), Mobley Company, Inc. ("Mobley Co."), and Mobley Group, Inc. which had been under common management since their inception. Shareholders of the predecessor companies received shares of the Company's Class B Common Stock in exchange for their shares of common stock of these companies, and certain of the principal shareholders of the Company sold to the Company for cash certain assets used in the businesses of the predecessor companies. As a result of the foregoing transactions, Gibraltar and Mobley Co. became wholly-owned subsidiaries of the Company and Mobley Group, Inc. was merged into the Company.

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

     In 1987, the Company expanded its waste management services activities to include the collection and treatment of non-hazardous, hydrocarbon-laden wastes for customers outside the oil and gas industry and opened its initial oily waste treatment facility in Kilgore, Texas. Subsequently, in 1991 and 1993, additional treatment facilities for the processing of non-hazardous hydrocarbon-laden fluids commenced operations in Corsicana, Texas and Baytown, Texas, respectively. These treatment and recycling plants were supported by a network of seven transportation terminals and transfer facilities in Texas, Arkansas, and Louisiana. In 1995, the Company, through a newly-formed subsidiary, Hydrocarbon Technologies, Inc., broadened its hydrocarbon recycling and recovery activities to include the collection and marketing of used oil and oil filters through the acquisition of the assets of a group of three related recycling companies. Additionally, during 1996, the Company completed construction of two new facilities for the recycling of used motor oil and fuel mixtures into higher-value finished products for sale and the processing and recycling of used oil filters, absorbents and related materials. See "Business Strategy and Background of the Transaction" herein.

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

     The Company executed a definitive asset acquisition agreement with United States Filter Corporation ("U.S. Filter") for the sale of its hydrocarbon recycling and recovery assets (the "Transaction"). The Transaction was consummated on May 29, 1997. See "Business Strategy and Background of Transaction" herein, Note 2 of Notes to Consolidated Financial Statements set forth in Item 8 herein, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in Item 7 herein.

RESTRUCTURING AND DIVESTITURE OF HAZARDOUS WASTE OPERATIONS

     In late 1993, the Company's senior management and Board of Directors determined that the divestiture of its hazardous waste business conducted by Gibraltar was in the best interests of the Company and its shareholders. On May 10, 1994 the Company entered into a definitive agreement (the "Stock Purchase Agreement") for the sale of all of the outstanding shares of common stock of Gibraltar to American Ecology Corporation ("AEC"), and such sale was completed effective December 31, 1994. See Note 3 of Notes to Consolidated Financial Statements set forth in Item 8 herein. The Company made extensive warranties and representations in the Stock Purchase Agreement, including the absence of any liabilities arising prior to closing other than those disclosed to AEC. The Company is required to indemnify AEC for all losses resulting from breaches of warranties and representations and pending or future claims or proceedings resulting from circumstances existing prior to closing through June 30, 1996 (or in the case of tax, environmental and ERISA claims, through June 30, 1998). However, the Company and AEC have executed a Tolling Agreement dated July 30, 1997, pursuant to which the statute of limitations period for certain potential claims by either party against the other has been tolled from July 30, 1997 through July 30, 2000. The maximum liability of the Company under such indemnity with respect to undisclosed claims is $3.0 million; there is no limit with respect to disclosed liabilities. See Note 14 of Notes to Consolidated Financial Statements set forth in Item 8 herein for further information regarding certain obligations and contingent liabilities relating to Gibraltar.

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

BUSINESS STRATEGY AND BACKGROUND OF THE TRANSACTION

     Having exited the hazardous waste industry with the year-end 1994 sale of Gibraltar and the mid-1995 divestiture of its interest in Pro Ambiente, the Company focused on the continued growth and development of its non-hazardous hydrocarbon recycling and recovery business. In anticipation of the Gibraltar sale, the Company sought to develop a strategic business plan to enhance its financial position in the face of changing conditions in the waste management services industry. Through this planning process, management identified significant market opportunities in the business of non-hazardous hydrocarbon recycling and recovery. The Company's Board of Directors and management believed that its core skills in managing liquid hydrocarbon wastes, combined with its experience in processing industrial oily wastes, formed a solid foundation for a business expansion into more advanced hydrocarbon recycling and recovery technologies.

The strategic plan developed by the Company contemplated growth through process enhancement projects, as well as through the acquisition of complementary existing business operations.

     The Company developed a business plan that included (i) acquisitions of small used oil collection operations in geographic areas where the Company was already active in the oily waste business; (ii) installation of a distillate fuels production facility at the Company's Baytown, Texas processing complex to manufacture value-added products from recovered hydrocarbon waste streams; (iii) installation of a filter recycling plant at its Baytown facility for the recycling of used oil filters, absorbents and related materials; (iv) marketing of the Company's new services to its existing industrial customer base; and (v) exploration of new geographic and service markets for further expansion.

     The Company pursued and eventually completed the acquisition of certain assets of a group of three related recycling companies in July 1995. Also, specific plans were made for the engineering and construction of a distillate fuels production facility and oil filter recycling facility. Construction of the filter recycling facility was completed by the end of the 1996 first quarter and the plant began operations in April of that year. The distillate fuels production facility began full-scale operations in August, 1996.

     In October 1995, the Company engaged Cureton and Co., Incorporated ("Cureton & Co."), an investment banking and business advisory firm, to assist it with the investigation and possible financing of other business combination opportunities that had come to the Company's attention during the course of its strategic planning, industry analysis, and due diligence. With the assistance of Cureton & Co., the Company investigated possible relationships or affiliations with a variety of entities whose operations might be a feasible expansion of, or complementary to, the Company's existing operations or those contemplated under its strategic plan. Of the discussions undertaken by management, PORI International, Inc. ("PORI"), based in Baltimore, Maryland, emerged as a candidate for serious consideration due to its longstanding reputation in the treatment of oily wastes on customers' sites, its historic development of oil/water separations technologies, and its established presence as a consolidator of used oil from collectors in the Middle Atlantic region of the United States. On March 11, 1996, the Company's discussions with PORI culminated in a letter of intent to acquire substantially all of PORI's assets with completion of the transaction subject to, among other things, the Company's ability to secure the necessary financing.

     Although initial inquiries indicated financial institutions to be a potential source of financing, it also became evident that significant equity infusions would be required to complete the PORI acquisition and to otherwise carry out the Company's overall expansion plans. In an effort to secure equity financing, the Company prepared a detailed business plan; in addition to the acquisition of PORI, the plan contemplated several follow-on business acquisitions in targeted geographic regions, the expansion of its used oil and filter collection capabilities, and the construction of new facilities for oil/water processing, distillate fuels production, and oil filter recycling. Financing necessary to effectuate the entire plan was estimated to require approximately $34.5 million in excess of internally-generated funds over a three-year period.

     The Company incurred operating losses during the 1996 first and second quarters reflecting the impact of an extended regional drought which severely diminished fluid volumes, revenues, and the related profitability of the Company's oil/water separations business. In addition to the effect of the drought conditions, this core business was also impacted by the ongoing decline of fluids associated with underground storage tank remediation activities. While such event-driven volumes were partially offset by an increase in production-oriented oily wastes, the change in business mix toward more difficult-to-treat waste streams resulted in diminished profit margins. Additionally, competitive pressures in the Company's oilfield services business, along with an unfavorable shift in business mix favoring a higher proportion of lower-margin contract services revenue, reduced the profit contribution from this segment during the fourth quarter of 1995 and first quarter of 1996. Further, because of the startup nature of its used oil and filter collection and recycling activities, compounded by delays in bringing the new processing facilities on-line, these new business lines made virtually no contribution to operating profit during this period. The operating losses sustained by the Company, coupled with the capital spending program associated with the execution of its growth strategy, significantly weakened the Company's liquidity over the first half of 1996. By the end of the 1996 second quarter, the Company had a working capital deficit of approximately $4.8 million, including $4.4 million in outstanding bank indebtedness which was classified as a current liability as a result of violations of certain restrictive covenants in its bank credit agreement. The Company's cash resources had been reduced from $1.5 million at year-end 1995 to $516,000 at June 30, 1996, and it had exhausted substantially all of its available borrowing capacity.

     As a result of the Company's deteriorated financial condition and unfavorable results of operations, bank debt financing had effectively been eliminated as a viable source of funds for the continued execution of its strategic plan. Through Cureton & Co., the Company contacted over 30 venture capitalists, private investors, and industry participants during the ensuing months of the summer of 1996 to discuss the possibilities of a private investment in the Company or other strategic alliance. Six potential investor groups toured the Company's Baytown facility to further discuss possible relationships or investment structures. Through these discussions, it became evident to management that more serious negotiations with most potential investors were thwarted by one or more issues facing the Company, including the risks associated with the unproven nature of the Company's distillate fuels production facility, and the perceived litigation exposure arising from the Company's former ownership of Gibraltar (see "LEGAL PROCEEDINGS -- Claims and Legal Proceedings Against Gibraltar" set forth in Item 3 herein and Note 14 of Notes to Consolidated Financial Statements set forth in Item 8 herein).

     Through this exhaustive process, U.S. Filter emerged as the most viable party interested in pursuing a specific transaction with the Company. After lengthy discussions, it became clear that U.S. Filter was not interested in joint ownership and would only proceed with negotiations on the basis of purchasing, with shares of U.S. Filter common stock as consideration, the Company's entire interest in its hydrocarbon recycling and oil/water processing business.

     In light of the Company's severely weakened financial condition and U.S. Filter's stated interest in acquiring the Company's hydrocarbon recycling and recovery business, the Board of Directors reviewed the challenges facing the Company and discussed in general terms the alternatives available to address them. As part of these deliberations, management and Cureton & Co. reviewed in detail with the Board of Directors the contacts that had been made with third parties regarding possible investments in, or strategic alliances with, the Company. Since such efforts had not yielded access to funds on terms acceptable to the Company, discussions were then focused on the possible acquisition of the Company's hydrocarbon recycling and recovery business by U.S. Filter as offering the best prospects for the Company and its shareholders. In conjunction with this decision, the Company abandoned its plans to acquire the assets of PORI; such assets were subsequently acquired by U.S. Filter in February 1997.

     On October 9, 1996, the Company's Board of Directors authorized the Company to enter into a letter of intent to sell to U.S. Filter the net assets of the Company's hydrocarbon recycling and recovery business in consideration for U.S. Filter common stock having an aggregate exchange value of $8.0 million, plus the right to receive additional shares of U.S. Filter common stock with an exchange value of up to $4.0 million upon the attainment of certain financial performance goals in the two-year period following the sale. The Company executed a letter of intent with U.S. Filter on October 30, 1996, and thereafter, U.S. Filter continued its due diligence business review of the Company. Senior management of the Company, assisted by Cureton & Co. and legal counsel, and U.S. Filter then began negotiating the terms of a definitive asset purchase agreement. A definitive Asset Purchase Agreement (the "Agreement") was executed on April 25, 1997.

     Additional information regarding the sale of the Company's hydrocarbon recycling and recovery business to U.S. Filter is contained in an Information Statement to the Company's shareholders dated May 9, 1997.

MARKET DEMAND FACTORS

     In recent years, the demand for the Company's waste management services had resulted primarily from public concern over the quality of the environment and ensuing adoption and enforcement of increasingly stringent federal, state and local environmental laws and regulations. Governmental regulation has also caused a number of commercial treatment and disposal facilities to close, as many have been unable to meet the increasingly strict siting and operating standards imposed by RCRA and other applicable laws. Furthermore, many generators of hazardous and non-hazardous wastes have chosen not to maintain their own treatment and disposal facilities or to develop the technical expertise necessary to assure regulatory compliance. Accordingly, many generators have sought to have their waste streams managed by firms that possess collection, recycling, treatment, transportation and disposal capabilities and have the expertise and financial capacity necessary to comply with applicable environmental regulations.

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

WASTE MANAGEMENT SERVICES

     Since the divestiture of Gibraltar at year-end 1994 through the May 29, 1997 disposition of the Company's remaining operating assets, the waste management services provided by the Company consisted of the collection, transportation, treatment, recycling, and management of non-hazardous liquid industrial hydrocarbons, off-specification motor fuels, used oils, oil filters, absorbents and related materials. These activities are collectively referred to herein as "hydrocarbon recycling and recovery".

     TREATMENT AND RECYCLING OF OIL-WATER AND FUEL-WATER MIXTURES - The Company treated selected non-hazardous oily fluids through phase separation processes as a part of its hydrocarbon recycling and recovery services. The Company operated three hydrocarbon recycling and recovery facilities in Baytown, Kilgore, and Corsicana, Texas. Sources of oily fluids include industrial and manufacturing operations and transportation activities. Sources of motor fuel-water mixtures include motor fuel distribution, transportation, and retailing activities. Underground storage tank fluid sources include underground storage tank corrective action, removal, and groundwater remediation activities.

     COLLECTION ACTIVITIES - The Company transported high-water oily fluids using vacuum tank trucks and other transports dedicated to the waste management business. The Company collected motor fuel-water mixtures, as well as waste lubricants, machine coolants, and other hydrocarbon-laden fluids, from industrial, manufacturing, and transportation operations. The Company also used its collection equipment to provide in-plant support services to industrial companies and environmental engineering firms engaged in remediating groundwater problems, cleaning up spills, or pumping and transporting industrial liquids and sludges within their own plant sites.

     USED OIL COLLECTION AND RECOVERY SERVICES - In July 1995, the Company began the collection and marketing of used lubricating oils from various sources, including automobile and truck dealers, transportation fleets, automotive garages, oil change outlets, service stations, industrial plants, and other businesses. With the startup of its distillate fuels production facility in the 1996 second quarter, the Company began utilizing substantially all of the used oil it collected and purchased as feedstock for the manufacture of distillate fuel products. Such conversion of used oils into higher-value finished products was intended to allow the Company to derive revenue from the sale of such products it sells into relatively large commodity markets.

     FILTER COLLECTION AND RECYCLING SERVICES - Similarly, in July 1995, the Company began the collection and recycling of used oil filters. In this business line, the Company derived revenues from the fees it charges customers to manage used oil filters and related products, as well as from the sale of the recovered products, as described below. Containers of used automotive and industrial filters and absorbents were typically collected from customers using the Company's collection fleet and aggregated at selected sites in its network of transfer facilities. These filters were then transported to the Company's Baytown filter recycling facility, which commenced operations in April 1996.
The filter processing plant shredded, separated and recycled used oil filters into three reusable components--used oil, filter fluff, and metal. The recovered used oil was utilized as feedstock for the distillate fuels production facility described in the preceding paragraph. The filter fluff was utilized as an alternative fuel source for approved industrial users where possible, or otherwise properly managed. The recovered metal was marketed as feedstock for regional "mini-mills" in the steel-producing industry.

     ANALYTICAL SERVICES - The Company provided analytical services through two laboratory facilities in Baytown and Kilgore. These captive laboratory facilities performed tests on the waste streams of customers and potential customers which enabled the Company to determine the optimal means of recycling or treatment. These tests also allowed the Company to determine whether or not it has the capability of accepting the waste stream, determine whether the wastes conformed to the customer's pre-approved waste profile, and to estimate the cost of managing the wastes.

OILFIELD SERVICES

     Until the sale of its oilfield services assets described in the following paragraph, the Company's strategy with respect to this business was to maintain its operations in east Texas, but not to expand such services to other geographic regions. This business segment consisted of the transportation, management and disposal of various liquids which are used or produced as waste in the drilling, completion, and production operations of oil and gas wells. In particular, the Company had extensive capabilities in supplying fluids and the necessary storage tanks for massive hydraulic fracture treatments prevalent in its oilfield market in east Texas. The Company operated a fleet of specialized trucks, some of which were also used in its hydrocarbon recycling operations, for pumping and transporting oilfield drilling fluids and oilfield liquid waste, including produced salt water, and it rented to customers portable tanks for well stimulation services and temporary fluids storage. The Company operated three salt water disposal wells in east Texas. In addition, the Company sold clear brine fluids which are used in well completion, workover, and fracturing operations.

     In light of its decision to sell the assets of its hydrocarbon recycling and recovery business, the Company's Board of Directors evaluated the remainder of the Company's assets and business activities, including its oilfield services business. Given the relatively high administrative costs of operating a business as small as the oilfield services business on a stand-alone basis, and the rather limited growth opportunities available to the Company for this business (either internally or through acquisition), the Board of Directors concluded that a sale of the business was in the best interest of the Company. On November 1, 1996, the Company executed a letter of intent to sell to Dawson substantially all of its oilfield services assets and such sale was completed on January 20, 1997 pursuant to a definitive asset purchase agreement. The Company received approximately $4.9 million in cash and a subordinated note for $500,000, due in January 2002, as proceeds from the sale. The cash proceeds were used to reduce the Company's outstanding bank indebtedness by $3.3 million, fund transaction expenses of approximately $255,000 and for working capital purposes. See Note 2 of Notes to Consolidated Financial Statements set forth in
Item 8 herein for related information regarding this segment of the Company's business.

CUSTOMERS AND MARKETING

     During the months it operated in 1997, the Company provided its waste management services to large and small-stream generators of recyclable hydrocarbons engaged in the manufacturing, transportation, steel, refining, chemical, automotive, and other industries. The Company derived a substantial portion of its revenues from customers in Texas, Louisiana, and Arkansas. The Company's waste management services were marketed directly by its sales force.

COMPETITION

     During the months it operated in 1997, the Company competed with numerous large and small companies in its waste management services business. Among its primary competitors were Allwaste, Inc., Laidlaw Environmental, Inc., Safety-Kleen Corp., Specialty Environmental Services, Philip Environmental and World Fuel Services, Inc. Each of these companies was able to provide one or more of the waste management services offered by the Company or alternative services, and many of the Company's competitors have access to greater financial resources than did the Company. In addition, the Company competed with other local or smaller regional companies, many of which are privately-owned, that have hydrocarbon recycling capabilities or that collect and market used oil.

REGULATION

     As an operating entity, the Company was subject to comprehensive and continuously evolving regulation by federal, state, and local authorities.
These authorities are empowered to regulate compliance with extensive environmental laws, regulations, and ordinances. Various federal environmental statutes are designed to address management of waste at active disposal facilities, clean-up and remediation of inactive hazardous waste sites, protection of public water supplies, control of air quality standards, and exposure to toxic substances and other forms of pollution in the workplace.
Such laws provide significant penalties for violators, as well as continuing liability for waste generators, owners, and operators of waste treatment facilities and others for past disposal practices. Many states have been authorized by the EPA to enforce regulations promulgated under various federal environmental statutes. The state of Texas has authority to administer most of the regulations related to the Resource Conservation and Recovery Act of 1976 as well as regulate the management of non-hazardous industrial wastes. In addition, there are numerous state and local authorities that further regulate the environment, some of which impose standards stricter than those established in federal laws and regulations. Penalties for violations of applicable laws or regulations include injunctive relief, recovery of damages for injury to air, water or property, and fines for non-compliance.

     In September 1992, the United States Environmental Protection Agency ("EPA") finalized regulations that govern the management of used oils destined for recycling. Although used oil is not classified as a hazardous waste under federal law, certain states do regulate used oil as hazardous. The new regulations address several areas of environmental risks that caused environmental problems at used oil recycling facilities in the past, and contain specific requirements for generators, transporters, and used oil processors.
The Texas Natural Resource Conservation Commission ("TNRCC") has adopted rules that essentially implemented the EPA regulations in Texas effective March 26, 1996. In some respects, these regulations are more stringent than the EPA rules, including provisions for more frequent and comprehensive reporting and financial assurance requirements for used oil processors. The Company built and operated its facilities to standards that met and, in certain instances, exceeded current standards.

COMPLIANCE AND RISK MANAGEMENT

     The Company regarded compliance with applicable environmental laws and regulations as a critical component of its overall operations, from providing quality service to its customers to protecting the health and safety of its employees and neighbors and protecting the Company's facilities from damage. The Company's compliance program had developed for each of its operational facilities under the direction of the Company's compliance staff, which was responsible for facilities compliance, health and safety, field safety, compliance training, transportation compliance, and related record keeping.

     As part of the Company's continuing efforts to monitor environmental compliance, its treatment and recycling facilities were periodically inspected by its compliance staff, and also by regulators and customers. On certain occasions, the Company's facilities were cited for regulatory violations, and environmental problems were found in the facilities. The extent to which such violations and problems have affected the financial condition and results of operations of the Company is reflected in the Consolidated Financial Statements and Notes thereto set forth in Item 8 herein.

     The Company followed a program of risk management policies and practices designed to reduce potential liability as well as to manage customers' ongoing regulatory responsibility. This program included employee training, laboratory testing and environmental monitoring, and policy decisions restricting the types of wastes handled or projects undertaken.

INSURANCE

     The Company maintained insurance coverage for normal business risks, including workers' compensation for its employees, automobile liability, general liability, and excess liability insurance coverage. Additionally, the Company carried pollution liability insurance providing coverage for damage to third persons from pollution from its waste management facilities. Since the sale of the Company's operating assets, the Company has maintained directors and officers liability and general liability insurance policies.

     As discussed in Note 14 of Notes to Consolidated Financial Statements set forth in Item 8 herein, the Company has been notified by its pollution liability insurance carrier that the carrier disputes the Company's interpretation of its pollution liability insurance coverage and policy limitations applicable to certain pending claims (see "LEGAL PROCEEDINGS--Litigation and Various Other Claims" set forth in Item 3 herein).

EMPLOYEES

     At May 31, 1998, the Company had no employees.

INVESTMENT SECURITIES HELD BY THE COMPANY

     All of the U.S. Filter common stock received at the time of the closing of the sale of its waste management services assets has been sold. Cash from the U.S. Filter stock sale, along with the proceeds from the sale of the oilfield services assets, were used to pay bank indebtedness, transaction expenses, and current liabilities. Remaining proceeds were used to purchase investment grade fixed term securities. Such securities include U.S. Treasury and corporate bonds. See Consolidated Financial Statements set forth in Item 8 herein.

FUTURE PLANS OF THE COMPANY

     The Company has had no operating assets since the sale of its oilfield services business and hydrocarbon recovery and recycling business in 1997. Because of its indemnity obligations related to the sale of Gibraltar, as well as potential indemnification responsibilities with respect to the sale of its operating assets (see "BUSINESS--Oilfield Services" herein), and considering ongoing litigation (see "LEGAL PROCEEDINGS" set forth in Item 3 herein and Note 14 of Notes to Consolidated Financial Statements set forth in Item 8 herein), the Company will remain in existence for the foreseeable future.

     The litigation involving the Company is in varying stages, with some cases in the early phases of discovery, while others are awaiting trial. The claims are unliquidated; and the Company's potential liability, even after available insurance coverage, could exceed the amount of its assets. Accordingly, based on consultation with legal counsel, the Company's Board of Directors believes that they are required by applicable law to hold the Company's assets as a fiduciary for potential creditors as well as the stockholders. No steps will be taken to reduce the corporate corpus of the Company by paying liquidating or other dividends to shareholders until these claims are resolved or more nearly quantified. In light of the nature and complexity of the litigation, the Company expects that it may take a period of up to several years to resolve these matters.

     As circumstances change or additional information with respect to the Company's potential indemnity obligations and litigation exposure becomes available, the Board of Directors will continue to evaluate various uses of the Company's funds. The Company has no plans to conduct any kind of operating business at any time in the future.

ITEM 2.   PROPERTIES

     The principal facilities of the Company, prior to the sales of its oilfield services and hydrocarbon recycling and recovery businesses in 1997, are described below. Except as otherwise indicated, the Company owned all of its principal facilities. The Company owned three facilities for processing and recycling certain materials managed as non-hazardous oily wastes, off-specification motor fuels, and underground storage tank remediation fluids which were located in Baytown, Kilgore, and Corsicana, Texas.

     The Company completed construction of an oil filter recycling facility at its site in Baytown in April 1996. Construction of a distillate fuels production facility at the Baytown site for the manufacture of marine distillate fuels and related products from used oils and motor fuel feedstocks was substantially completed in June 1996, with full-scale operations commencing in August 1996.

     The Company also owned a terminal facility adjacent to its Baytown plant consisting of approximately 6,300 square feet of office space, which also served as an administrative corporate office. Another terminal facility near Austin, Texas, was owned and similar facilities in or near Dallas, Kilgore and San Antonio, Texas, Little Rock, Arkansas, and Baton Rouge, Louisiana were leased. These facilities provided for the dispatching of trucks and equipment to customers and providing other customer services, as well as serving as the base for regional sales activities. In most cases, such facilities also temporarily held non-hazardous hydrocarbon-laden fluids, used oil and oil filters collected in the local service areas, but did not process or treat these materials. All materials collected were shipped by truck to one of the Company's treatment and recovery facilities discussed above.

     The Company completed the relocation of its primary corporate offices and consolidation of administrative support functions to Baytown, Texas in late 1996, utilizing the existing terminal facility referred to previously, supplemented by an additional 3,000 square feet of modular office space. The Company's previous corporate office in Kilgore, Texas, consisting of land and approximately 10,000 square feet of office space, is still owned by the Company and is currently held by it for sale or lease.

     The Company's current mailing address is c/o Howard V. Rose, 111 Congress Avenue, Suite 1400, Austin, Texas 78701.

ITEM 3.   LEGAL PROCEEDINGS

     LITIGATION AND VARIOUS OTHER CLAIMS. On January 26, 1996, Mobley Co. was notified by the Texas Natural Resource Conservation Commission ("TNRCC") that it is a potentially responsible party ("PRP") for the alleged release, during the early or mid-1980s, of hazardous substances at the McBay Oil and Gas State Superfund Site located near Grapeland, Texas. During 1997, the Company entered into a contractual remediation plan for this site and paid the contract amount. However, completion of the remediation and final resolution of the matter is subject to approval by the TNRCC.

     The Company previously filed a complaint against National Union Fire Insurance Company of Pittsburgh, Pa. ("National Union") seeking declaratory judgment that National Union is obligated to indemnify the Company under three pollution legal liability insurance policies issued by National Union and that certain claims previously made by the Company with respect to such policies are not "related claims" covered by a single policy as was alleged by National Union. Previously, National Union had issued three pollution liability policies to the Company, each covering a different time period and each containing a provision that all claims arising out of related or continuous acts would be considered a single loss and be deemed first reported during the policy period in which the initial claim was first reported. The Company sought a declaratory judgement establishing that the foregoing provision was not applicable to claims that might arise under various lawsuits in which the Company is a defendant (see "Claims and Legal Proceedings Against Gibraltar" below). This case was dismissed in 1997; however, the issues raised in this action have not yet been resolved by the parties.

     The Company was previously a defendant in litigation filed in Angelina District Court styled NUGENT V. PILGRIM'S PRIDE CORPORATION. The Company settled such litigation June 25, 1998 which settlement obligates the Company to pay the defendants a total of $75,000.00. This amount was accrued by the Company as of December 31, 1997.

     Additionally, in connection with its prior ownership of Gibraltar, the Company is a party to lawsuits styled WILLIAMS V. GIBRALTAR CHEMICAL RESOURCES, INC., ADAMS V. GIBRALTAR CHEMICAL RESOURCES, INC. and

DANIELS V. GIBRALTAR CHEMICAL RESOURCES, INC. to which Gibraltar is also a party. These lawsuits are described below.

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

     On October 18, 1993, a suit styled WILLIAMS V. GIBRALTAR CHEMICAL RESOURCES, INC. was filed against the Company, Gibraltar, Mobley Co. and certain individuals, former customers of Gibraltar and other entities. This case is currently pending in the State District Court of Smith County, Texas. The named plaintiffs are certain individuals residing in Smith County, and are seeking monetary damages for themselves and on behalf of all other persons similarly situated. The petition alleges various acts of negligence, fraudulent concealment, nuisance, trespass, and various others resulting from operations of Gibraltar's hazardous waste facility. On May 12, 1997, plaintiffs' claims were dismissed with prejudice by the Court. However, the Court's decision has been appealed to the Court of Appeals.

     Also on October 18, 1993, a suit was filed against the Company, Gibraltar, Mobley Co., and certain individuals, former customers of Gibraltar and other entities, and is currently pending in State District Court in Smith County, Texas styled STEICH V. GIBRALTAR CHEMICAL RESOURCES, INC. This lawsuit was settled by all parties thereto on February 27, 1998. The Company's financial obligations under the settlement agreement were within applicable insurance policy limits and were paid by the Company's insurance carrier.

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

     A suit styled GLAZER V. GIBRALTAR CHEMICAL RESOURCES, INC. was filed on September 6, 1994, in the United States District Court for the Eastern District of Texas Tyler Division against Gibraltar by an individual and Mothers Organized to Stop Environmental Sins ("MOSES"), under the citizens' suit provisions of the Clean Air Act and the Resource Conservation and Recovery Act. The suit alleges repeated and continuing violations of these federal environmental protection statutes by Gibraltar and an imminent and substantial endangerment to public health and the environment caused by Gibraltar's alleged improper transportation, storage, treatment and disposal of solid and hazardous wastes. The plaintiffs request that Gibraltar's hazardous waste facility be permanently closed, civil penalties be imposed, and plaintiffs' costs of litigation be awarded.
The Company has recently been granted summary judgment as to a significant number of the claims against it as the court found that certain alleged violations of environmental protection statutes, on which plaintiffs' claims were based, were diligently prosecuted by the State of Texas. This case has been suspended by the court pending closure of the plant site pursuant to TNRCC regulations and approvals.

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

     The Company is currently not able to reasonably estimate its potential exposure with respect to the foregoing matters. The Company's future financial condition, results of operations, and liquidity could be materially adversely impacted as the nature and scope of the Company's ultimate liability arising from Gibraltar's operations and sale become better defined. Notwithstanding the sale of its oilfield services and hydrocarbon recycling and recovery businesses to U.S. Filter, all responsibility for the foregoing matters will be retained by the Company. To the extent the Company is held liable for these matters, it anticipates paying for any such obligations not covered by insurance with funds retained from the net proceeds of such sale. See Note 14 of Notes to Consolidated Financial Statements set forth in Item 8 herein for related information.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                       PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Prior to May 23, 1996, the Company's Common Stock was traded on the National Market System of the National Association of Securities Dealers, Inc. Automated Quotation System National Market System ("NASDAQ") under the symbol "MBLYA". Since that date, the Company's Common Stock has been quoted for trading on the OTC Bulletin Board under the same symbol. The following table presents the high and low closing prices for the Company's Common Stock for 1996 and for 1997 prior to May 23, 1996, as reported by the NASDAQ. The table also reflects the range of reported high and low bid quotations for the Company's Common Stock for the period from May 23, 1996 through December 31, 1997 as reported by the OTC Bulletin Board. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

          Quarter Ended         1996                  1997
          -------------  -----------------    ---------------------
                           High       Low       High         Low
                         -------    ------    --------    --------
          March 31       $ 1 1/4    $5.5/8    $ 0 3/16    $ 0 9/32
          June 30          1 1/4     0 5/8      0 7/32      0 19/64
          September 30    15.5/16    0 1/2      0 7/32      0 19/64
          December 31      0 3/4     0 1/8      0 7/32      0 1/4


    At May 31, 1998, there were approximately 1,100 beneficial owners of the Company's Class A Common Stock, and 36 stockholders of record of the Company's Class B Common Stock.

    The Company has not paid any cash dividends on its Common Stock since its initial public offering in September 1991 and has no current plans to make any distributions to its shareholders (see "BUSINESS--Future Plans of the Company" set forth in Item 1 herein).

ITEM 6.   SELECTED FINANCIAL DATA

    The following table sets forth, for the periods indicated, (i) certain historical financial information of the Company and (ii) certain pro forma financial information of the Company after giving effect to the sales of substantially all of the operating assets of the Company's two business segments. This information should be read in conjunction with the Consolidated Financial Statements and notes thereto set forth at pages F-1 to F-25. The information presented herein is not necessarily indicative of the financial position or operating results that would have occurred had the sales been completed on the date as of which, or at the beginning of periods for which, the sales are being given effect nor is it necessarily indicative of future operating results or financial position. All dollar amounts are in thousands, except per share data.

                                       Years Ended December 31,
                            --------------------------------------------
                             1997         1996         1995       1994
                            ------      --------      -------     ------
INCOME STATEMENT DATA:

Operating loss                (759)      (1,166)        (683)      (376)

Net loss from
 continuing operations          (4)      (1,286)        (993)      (332)

Net income (loss)            2,393      (10,235)      (1,463)    (4,095)

BALANCE SHEET DATA:
-------------------

Working capital
  (deficit)                   (322)      (7,471)         (95)    (2,646)
Total assets                 6,217       11,983)      19,097     22,252

Long-term debt, excluding
  current maturities            --           --          490         --

Total stockholders'
  equity                     5,076        2,467       12,606     12,373

PER SHARE DATA:
---------------

Net loss per share:
  Continuing operations       (.00)       (0.15)       (0.12)     (0.04)
  Discontinued operations      .27        (1.01)       (0.05)     (0.48)
                            ------      --------      -------     ------
  Net income (loss)           0.27        (1.16)       (0.17)     (0.52)
                            ------      --------      -------     ------
                            ------      --------      -------     ------
  Book value                  0.57         0.28         1.50       1.56


- Years prior to 1995 include results of operations of Gibraltar Chemical Resources, Inc., which was sold effective December 31, 1994.

- Year ended December 31, 1995 includes results of acquired businesses from date of acquisition.

- The 1993 information has been omitted because the discounted operations data is not readily available.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S AUDITED CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1997 AND 1996, AND THE RELATED CONSOLIDATED STATEMENTS OF OPERATIONS, STOCKHOLDERS' EQUITY, AND CASH FLOWS FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1997 ("CONSOLIDATED FINANCIAL STATEMENTS") AND RELATED NOTES THERETO SET FORTH AT PAGES F-1 TO F-25 ATTACHED HERETO.

GENERAL

     Prior to the sale of its hydrocarbon recycling and recovery business (see "BUSINESS - Background of the Transaction" set forth in Item 1 herein and Note 2 of Notes to Consolidated Financial Statements set forth in Item 8 herein), the Company provided diverse environmental and field-related services to industrial, governmental, and commercial markets, and specialized in the collection, transportation, treatment, recycling and management of a wide variety of non-hazardous liquid hydrocarbons, oil filters, absorbents and related materials. Prior to the sale of Gibraltar at year-end 1994 (see
Note 3 of Notes to Consolidated Financial Statements set forth in Item 8 herein), the Company's waste management services activities also included the management of hazardous wastes. Prior to the sale of its oilfield services assets on January 20, 1997, the Company also provided oilfield services for managing liquids used or produced during the lifecycle of oil and gas wells (see "BUSINESS--Oilfield Services" set forth in Item 1 herein and Note 2 of Notes to Consolidated Financial Statements set forth in Item 8 herein).

     The Company's revenues have historically consisted of fees collected from customers, principally related to waste management and oilfield services and, to a lesser extent, from product sales and equipment rentals. As a result of new business lines which began in 1995 and continued to grow in 1996, a larger percentage of the Company's waste management services revenues were derived from sales of manufactured or recovered products. Revenues derived from waste management services were closely associated with volumes of waste collected, levels of service provided and the related pricing. Revenues from oilfield services were derived from hourly and fixed charges for services provided, equipment rentals and products sold. Cost of revenues include direct costs of providing services to customers, such as labor, third party disposal, supplies and other consumables, depreciation, utilities and fuel, equipment maintenance, and repair. Selling, general and administrative expenses include selling and marketing expenses, certain insurance and administrative salary expenses, depreciation, amortization of goodwill, and legal and consulting fees.

     As more fully described in "LEGAL PROCEEDINGS" set forth in Item 3 herein and Note 14 of Notes to Consolidated Financial Statements set forth in
Item 8 herein, the Company continues to defend various claims resulting from the operations of Gibraltar. As of May 31, 1998, four such lawsuits were pending, seeking compensatory and punitive damages for alleged personal injury and property damage allegedly caused by operations and emissions of Gibraltar's hazardous waste disposal facility, and permanent closure of the facility and civil penalties as the remedy for alleged violations by Gibraltar of environmental protection statutes and endangerment to public health and the environment. These matters raise difficult and complex factual and legal issues, including the nature and amount of the Company's liability, if any. Although the Company is a defendant in certain of these claims, in other matters the Company's potential liability arises from material contractual indemnifications given by the Company to the purchaser of Gibraltar, including the potential liability of certain former Gibraltar customers who have become defendants in litigation involving Gibraltar's operations. The Company is currently unable to reasonably estimate its potential exposure for defending such matters, any indemnity obligations resulting therefrom, and any corresponding insurance reimbursement. Accordingly, the Company has not made an accrual for any losses which might result from these legal matters as such amounts or a range of amounts are not currently reasonably estimatable. The Company's future financial condition and liquidity could be materially adversely impacted as the nature and scope of the Company's ultimate liability arising from Gibraltar's operations and sale become better defined.

1997 ASSET SALES, DISCONTINUED OPERATIONS, AND RESTRUCTURING CHARGES

     Due to the Company's inability to secure, on acceptable terms, the capital resources necessary to continue the implementation of its strategic plans to expand its hydrocarbon recycling and recovery business, and after considering the attendant risks of continuing to pursue such strategy in light of its severely strained liquidity, in September 1996, the Company's Board of Directors determined that the divestiture of its operations was in the best interests of the Company and its shareholders. Subsequently, on January 20, 1997 and May 29, 1997, the Company completed transactions pursuant to which it sold substantially all of its operating assets in two separate transactions (see "BUSINESS--Business Strategy and Background of the Transaction" and "--Oilfield Services" set forth in Item 1 herein and
Note 2 of Notes to Consolidated Financial Statements set forth in Item 8 herein). Because of these sales, results of operations of the Company's two business segments have been accounted for as discontinued operations in the accompanying Consolidated Financial Statements. The transactions and their impact on the Consolidated Financial Statements are described in the following paragraphs.

     SALE OF OILFIELD SERVICES ASSETS AND DISCONTINUANCE OF BUSINESS SEGMENT. On November 1, 1996, the Company signed a letter of intent with Dawson Production Services, Inc. ("Dawson") to sell substantially all of the assets related to its oilfield services business. Such sale was completed on January 20, 1997, pursuant to a definitive asset purchase agreement. Under the terms of the definitive agreement, the Company received $4,917,000 and a subordinated note in the amount of $500,000 due in January 2002 in exchange for such assets. The assets which were the subject of the sale had a net book value, based on historical cost adjusted for accumulation depreciation and amortization, of approximately $2,354,000. The results of operations associated with the discontinued segment through the disposal date, after allocation of certain overhead and interest costs, did not result in a loss. The Company recognized a gain upon completion of the sale, after transaction costs of approximately $261,000, amounting to approximately $2,802,000 in January 1997.

     SALE OF WASTE MANAGEMENT SERVICES ASSETS & DISCONTINUANCE OF BUSINESS SEGMENT. On October 30, 1996, the Company signed a letter of intent with United States Filter Corporation ("U.S. Filter") to sell substantially all of the assets related to its waste management services activities. Such sale was completed on May 29, 1997, pursuant to a definitive asset purchase agreement. Under the terms of the definitive agreement, the Company received $8.0 million in shares of U.S. Filter common stock (registered with the Securities and Exchange Commission) in exchange for such assets, and can earn up to an additional $4.0 million in U.S. Filter common stock based on the performance of the business during the two years following its sale. Additionally, U.S. Filter assumed certain liabilities (accounts payable and accrued expenses) as part of the transaction. The net assets which were the subject of the definitive agreement have been removed from the consolidated balance sheet as of June 30, 1997. Such assets had a net book value (net of assumed liabilities) of approximately $14,965,060.

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

RESULTS OF OPERATIONS

     Comparisons of the 1996 and 1997 operations are not meaningful due to the sale of substantially all of the operating assets of the Company during 1997. Additional losses from discontinued operations occurred in the second quarter of 1997 due to unexpected automobile liability insurance claims and medical claims in the amount of $400,000. General and administrative costs in the amount of $759,000 for the year ended December 31, 1997 have been incurred that were not considered part of the cost of the discontinued operations. In addition, a gain on the sale of U.S. Filter shares in the amount of $555,000 has been recorded through December 31, 1997 as all of the U.S. Filter stock has been sold.

CAPITAL RESOURCES AND LIQUIDITY

     All of the $8.0 million in U.S. Filter common stock received at the time of the closing of the sale of its waste management services assets has been sold. Cash from the U.S. Filter stock sale, along with the proceeds from the sale of the oilfield services assets, resulted in net proceeds totaling approximately $8.2 million after repayment of the outstanding bank indebtedness and transaction expenses. Such net proceeds were used to fund the current liabilities retained by the Company following the sales, with the remaining surplus cash deployed in investment securities. General and administrative expenses incurred for 1997 were approximately $759,000. The Company anticipates that ongoing general and administrative expenses will be approximately $310,000 annually, exclusive of any litigation costs, and expects earnings from investments to largely offset such costs. The amounts described herein are approximate and based on the Company's current estimates. Furthermore, there can be no assurance that such amounts will actually be realized.

     In addition to the aforementioned proceeds, under the terms of the asset purchase agreement with U.S. Filter, the Company may receive up to $4.0 million in U.S. Filter common stock during the two-year period following the sale based on the performance of the hydrocarbon recycling business. Additionally, in connection with the sale of the oilfield services business, the Company received a $500,000 subordinated note receivable from Dawson, bearing interest at 8.5%, which matures on January 4, 2002.

     In connection with the sale of assets to U.S. Filter, 10% of the proceeds of such transaction (approximately $825,000) were required to be maintained in escrow for a period of one year from the closing of the transaction to satisfy indemnification obligations of the Company to U.S. Filter. On May 29, 1998, approximately $500,000 were released from escrow and paid to the Company. The remaining funds are being held by the escrow agent pending resolution of outstanding claims for which U.S. Filter seeks reimbursement from escrow.

     Because of its indemnification obligations related to the sale of Gibraltar, as well as potential indemnity obligations with respect to the asset sales of U.S. Filter and Dawson, and in light of the ongoing litigation

(described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996), the Company, based on consultation with legal counsel, does not currently anticipate making a distribution to its stockholders in the foreseeable future. As circumstances change or additional information with respect to the extent of the Company's potential indemnity obligations becomes available, the Board of Directors will continue to evaluate various uses of the Company's funds. The Company has no plans to conduct any kind of operating business at any time in the future.

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

     RESOLUTION OF INDEMNIFICATION OBLIGATIONS AND PENDING LITIGATION. As more fully discussed in "LEGAL PROCEEDINGS" set forth in Item 3 herein and
Note 14 of Notes to Consolidated Financial Statements set forth in Item 8 herein, the Company has various outstanding contractual indemnification obligations and is a defendant in various pending litigation matters. These matters raise difficult and complex factual and legal issues, including but not limited to, the nature and amount of the Company's liability, if any.
The Company, based on consultation with its legal counsel, believes that it is probable that the Company will continue to incur expenses associated with the foregoing matters and the Company has made an accrual for estimated out-of-pocket costs associated with the ongoing administrative management of existing legal matters. However, the Company is currently unable to reasonably estimate its potential exposure for defending such matters, any indemnity obligations resulting therefrom, and any corresponding insurance reimbursement. The Company's future financial condition, results of operations, and liquidity could be materially adversely impacted as the nature and scope of the Company's ultimate liability arising from Gibraltar's operations and sale become better defined.

     FUTURE PLANS OF THE COMPANY. For reasons described elsewhere in this Form 10-K (see "BUSINESS--Future Plans of the Company" set forth in Item 1 herein), the Company does not currently anticipate making a distribution to its shareholders in the foreseeable future. As circumstances change or additional information with respect to the extent of the Company's potential indemnity obligations becomes available, the Board of Directors will continue to evaluate various uses for the Company's funds. The Company anticipates that its ongoing general and administrative expenses will be approximately $310,000 annually, and expects earnings from investments to largely offset such costs. This amount is based on current estimates and actual amounts could differ from this estimate.

     INVESTMENT SECURITIES OF THE COMPANY. As of December 31, 1997, the Company's assets included $4,495,000 in investment securities available for sale. Such securities are interest-bearing investment grade bonds and similar securities. However, the future value or quality of such securities is subject to market fluctuation and their performance is not guaranteed.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This Item is not applicable to the Company because its market capitalization was less than $2.5 billion on January 28, 1997.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information on pages F-1 to F-25 of this Form 10-K is incorporated by reference in response to this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     DIRECTORS:

     Set forth below is certain information regarding each of the three (3) persons currently serving as directors of the Company.

Name                      Age     Positions With The Company                                               Director Since
Class A Director:
-----------------
Stewart Cureton, Jr.      52      Director; Member of Audit Committee and Compensation Committee                1991


Class B Directors:
------------------
John Mobley               67      Chairman of the Board; Member of Executive Committee, Environmental,
                                  Health and Safety Committee and Compensation Committee                        1991

T.M. Mobley               62      Vice-Chairman of the Board; Member of Executive Committee, Environmental,
                                  Health and Safety Committee, Compensation Committee and Audit Committee       1991


     JOHN MOBLEY has been Chairman of the Board of the Company since its organization. From the time of the Company's organization through November 1993, Mr. Mobley served as Chief Executive Officer. Prior to the organization of the Company, Mr. Mobley held various senior management positions with the Company's predecessors. Mr. Mobley was President of Tiger Corporation, a solid-waste disposal company, from 1971 until it was sold to a national solid-waste disposal company in 1986. Upon the sale of substantially all of the Company's operating assets, Mr. Mobley became President, Chief Financial Officer and Secretary of the Company.

     T.M. MOBLEY has been Vice Chairman of the Board since November 1992. Previously Mr. Mobley had served as President and Chief Operating Officer of the Company from the time of its organization until November 1992 and had held various senior management positions with the Company's predecessors since 1961. Mr. Mobley joined Gibraltar Chemical Resources, Inc. ("Gibraltar") as President in 1985 and served in that capacity until 1991. Mr. Mobley served as President of Mobley Company, Inc. ("Mobley Co.") from 1965 until 1989. Upon the sale of substantially all of the Company's operating assets, Mr. Mobley became Vice President and Treasurer of the Company.

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

     EXECUTIVE OFFICERS:

     The following persons are the Company's current executive officers.

   NAME        POSITION
John Mobley    President, Chief Financial Officer and Secretary

T.M. Mobley    Vice President and Treasurer

     Officers are elected annually by the Board of Directors and serve at the discretion of the Board. Until the sale of the Company's hydrocarbon recycling and recovery business on May 29, 1997, Michael M. Stark served as the Company's President and Chief Executive Officer and W. Christopher Chisholm served as Vice President and Chief Financial Officer, Secretary and Treasurer. Upon completion of the sale of assets to U.S.

Filter, Mr. Stark and Mr. Chisholm became employees of U.S. Filter and, therefore, resigned as officers of the Company. Set forth below is certain information regarding Mr. Stark and Mr. Chisholm.

MICHAEL M. STARK was President and Chief Executive Officer of the Company from November 3, 1993 through May 29, 1997. From November 1992 to November 1993, he served as the Company's President and Chief Operating Officer. During the previous five years, Mr. Stark was Senior Vice President of TETRA Technologies, Inc. in Houston, Texas, heading its waste treatment operations. Mr. Stark served as a Director of the Company and member of the Executive and Environmental, Health and Safety Committees prior to his resignation from the Board on November 8, 1996.

W. CHRISTOPHER CHISHOLM was Vice President and Chief Financial Officer, Secretary and Treasurer of the Company since 1993. Prior to that time, Mr. Chisholm held the position of Vice President and Controller. Prior to joining the Company in October 1991, Mr. Chisholm was a Senior Manager with KPMG Peat Marwick LLP.

SECTION 16 REQUIREMENTS

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it with respect to fiscal year 1997, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors, officers, and persons who own more than 10% of a registered class of the Company's equity securities have been complied with.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth certain information regarding compensation paid to the two individuals who served as the Company's Chief Executive Officer during the Company's last three fiscal years (no other executive officer of the Company earned in excess of $100,000 during 1997).

                                                                                  Long-Term Compensation
                                                                            ---------------------------------
                                           Annual Compensation                       Awards          Pay-outs
                                     -----------------------------------    ------------------------ --------
       (a)                   (b)       (c)         (d)           (e)           (f)           (g)        (h)          (i)
--------------------------   ----    -------      ------       ---------    ----------   ----------  --------   ------------
                                                                 Other                   Securities
                                                                Annual      Restricted   Underlying    LTIP      All Other
Name and Principal                   Salary       Bonus        Compensa-      Stock       Options/   Pay-outs   Compensation
    Position                 Year      ($)        ($)(4)        tion ($)    Awards ($)    SARs (#)      ($)          ($)
--------------------------   ----    -------      ------       ---------    ----------   ----------  --------   ------------
Michael M. Stark (1)         1997    110,371      50,000           --          --             --        --        15,886(5)
PRESIDENT & CHIEF            1996    218,000        --             --          --             --        --         7,453(6)
EXECUTIVE OFFICER            1995    219,440       5,000           --        150,000(8)       --        --         6,500(8)

W. Christopher Chisholm (2)  1997     53,308      64,642           --          --             --        --         9,559(9)
VICE PRESIDENT & CHIEF
FINANCIAL OFFICER

John Mobley (3)              1997       --          --          6,000(10)      --             --        --          --
PRESIDENT & CHIEF
EXECUTIVE OFFICER

---------------
(1) Mr. Stark served as the Company's Chief Executive Officer during 1995 and 1996 and through May 29, 1997.
(2) Mr. Chisholm served as a Vice President and the Company's Chief Financial Officer during 1997 until the sale of the Company's remaining operating assets on May 29, 1997.
(3)  Mr. Mobley has served as the Company's Chief Financial Officer since
     May 29, 1997. Although Mr. Mobley is paid directors fees as set forth herein (see "Compensation of Directors" below), he was not paid a salary in 1997 (other than a car allowance) to serve as the Company's Chief Executive Officer (nor has he received a salary to date in 1998).
(4) Reflects bonus earned during 1995 and amounts paid in 1997 in connection with resignation associated with the sale of assets to U.S. Filter.
(5) Consists of term life insurance premiums of $432, car allowance of $779, and the value of a Company vehicle conveyed to Mr. Stark of $14,675.
(6) Consists of contribution to Company's Profit Sharing Plan of $3,203, term life insurance premiums of $864 and disability insurance premiums of $3,386.
(7) Mr. Stark was granted 100,000 shares of restricted Class A Stock in conjunction with the approval of the 1995 Employee Restricted Stock Plan (the "Restricted Stock Plan") at the Company's Annual Meeting of Shareholders on June 8, 1995. Based on the market price of such stock on that date, as reported by the NASDAQ ($1.50 per share), the total value of the restricted stock award was $150,000. At December 31, 1997, the total value of such restricted shares was $25,000, based on the closing bid price of the Class A Stock on that date, as reported by the OTC Bulletin Board ($0.25 per share). Pursuant to the modified terms of the grant of such shares to Mr. Stark, such shares vest in proportion to the number of shares of U.S. Filter stock earned by the Company during the two-year period following the sale of assets to U.S. Filter based on the performance of such assets during that period.
(8) Consists of contribution to the Company's Profit Sharing Plan of $2,250, term life insurance premiums of $864 and disability insurance premiums of $3,386.
(9) Consists of term life insurance premiums of $91, car allowance of $968, and the value of a Company vehicle conveyed to Mr. Chisholm of $8,500.
(10) Consists of car allowance.

AGGREGATED OPTION/SAR EXERCISES IN 1996 FISCAL YEAR AND DECEMBER 31, 1996 OPTION/SAR VALUES

     During 1997, there was no exercise of any outstanding option to purchase shares of stock in the Company, and as of December 31, 1997, all such stock options previously granted to the Company's executive officers had terminated unexercised.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

     During 1997, the Compensation Committee of the Board of Directors is comprised of Stewart Cureton, Jr., John Mobley, and T.M. Mobley, all of which are non-employee directors of the Company. The Committee reviews the salaries, benefits and other compensation for officers of the Company and its subsidiaries and advises the Company's Board of Directors regarding the Company's compensation policies.

     The following report submitted by the above-listed committee members in their capacity as the Board's Compensation Committee addresses the Company's compensation policy as it relates to its executive officers for fiscal 1997.

     It has been the Committee's belief that it is in the Company's best interest for its compensation programs to be geared toward the attraction and retention of high-caliber executives and other key employees by rewarding individual performance and ultimately, to the promotion of shareholder value. To achieve these objectives, the Company's executive compensation programs were structured to include two principal elements: (1) salary and bonuses, and (2) longer-term incentive rewards.

ANNUAL COMPENSATION--SALARY AND BONUS

     It has been the Compensation Committee's practice to review and approve salaries, including salary increases for executive officers and bonus awards, annually. The salary level for the Company's Chief Executive Officer is set by the Committee based on the experience he brings to that position and his contributions to the performance of the Company. Mr. Stark joined the Company as President and Chief Operating Officer in November 1992 and became Chief Executive Officer from November 1993 to November 1997. His base salary did not change from the inception of his employment. Mr. Stark's employment agreement entitled him to incentive compensation in an amount determined annually by the Compensation Committee. No such incentive compensation was awarded during the year ended December 31, 1997; however, in connection with the sale of assets to U.S. Filter and the resulting termination of his employment by the Company, Mr. Stark was paid $50,000 and a Company vehicle valued at $14,675 was conveyed to him.

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

RESTRICTED STOCK AWARDS

     To enable the Company to provide its executive and other key officers with an additional incentive to maximize both long-term and short-term shareholder value by giving them a proprietary interest in the Company through the ownership of stock, thereby increasing the personal stakes of such key employees in the future growth and success of the Company, the Compensation Committee concluded that the grant of restricted shares of Class A Common Stock was in the best interests of the Company and its shareholders. Consequently, the Board of Directors adopted the 1995 Employee Restricted Stock Plan effective January 1, 1995. In light of the sale of assets to U.S. Filter, the individual grant agreements were amended such that the deferred compensation costs associated with the unvested shares will be earned by the Company's two executive officers and two other officers only in the event and to the extent that the Company receives additional shares of U.S. Filter Stock pursuant to an "earnout" provision in the definitive asset acquisition agreement (see "BUSINESS--Business Strategy and Background of the Transaction" set forth in Item 1 herein).

COMPENSATION PAID TO CERTAIN OFFICERS IN CONNECTION WITH TRANSACTION

     Effective with the closing of the sale of assets to U.S. Filter, the Company's Board of Directors approved payments totaling $165,000 to certain of the Company's officers in recognition of their years of service and past efforts.

DEDUCTIBILITY OF COMPENSATION

     The compensation paid to the Company's executive officers during 1997 is fully deductible by the Company in calculating the Company's Federal taxable income notwithstanding Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), which limits the deductibility of certain employee remuneration in excess of $1,000,000 per employee.

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

                                          COMPENSATION COMMITTEE
                                          STEWART CURETON, JR., CHAIRMAN
                                          JOHN MOBLEY
                                          T.M. MOBLEY

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

COMPENSATION OF DIRECTORS

     During 1997, directors received annual compensation as follows:

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

-------------------------
     (1)  Payment of fees limited to four meetings annually.
     (2) Committee meeting fees are $250 for committee meetings held the same day and location as Board meetings.


                           COMPANY PERFORMANCE GRAPH

     The chart below compares the yearly percentage change in the cumulative total shareholder return on the Company's Class A Stock during the period from September 25, 1991 (the date the Company's stock began trading after its initial public offering) to December 31, 1997, with the cumulative total return on the S&P 500 Index, a Company-constructed peer group and the Russell 2000 Index. The comparison assumes $100 was invested on September 25, 1991 in the Company's Class A Stock and in each of the foregoing indices and assumes reinvestment of dividends.

     Companies included in the peer group are as follows: Clean Harbors, Inc.; Laidlaw Environmental Services, Inc.; Safety Kleen Corp. and TETRA Technologies, Inc. Horsehead Resource Development, Inc., which was included in the peer group in prior years, has not been included in the chart below due to a change in its corporate structure during 1996. Given the Company's inactive operating status, a comparison to the foregoing peer group is currently of relatively minor significance. Accordingly, the Company has included a comparison to the Russell 2000 Index, which is comprised of companies without applicable per group companies, but with similar market capitalization to one another and the Company.

                         SUMMARY OF COMPENSATION PLANS

     Prior to the disposition of substantially all of the Company's remaining operating assets on May 29, 1997, the Company maintained the employee compensation plans summarized below. Effective as of May 29, 1997, the Company had no employees participating in such plans, and the Company does not anticipate that any employees will participate in such plans at any time in the future (currently, the Company has no employees).

RESTATED STOCK COMPENSATION PLAN

     The Company adopted the Restated Stock Compensation Plan to provide for the grant of non-qualified options to participating employees. An aggregate of 645,000 shares of Class A Stock were authorized and reserved for issuance under the plan. The plan was administered by the Compensation Committee, which had the sole authority to interpret the plan, to determine the persons to whom options would be granted, and to determine the exercise price, duration and other terms of options to be granted under the plan; provided that, the exercise price of all options granted under the plan could not be less than the fair market value of the Class A Stock at the date of grant of the option, and no option could be exercisable more than ten years after the date of grant. During 1997, no options were granted under this plan, no previously granted options were exercised, and as of December 31, 1997, no unexercised options remained outstanding (all such options having terminated during 1997).

PROFIT SHARING PLAN

     The Company and its former subsidiaries adopted the Mobley Employees Profit Sharing Plan, which was intended to comply with Section 401 of the Internal Revenue Code and the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). All employees of the companies who had completed six months of service and attained the age of 21 were eligible to participate in the plan. Participating employees were allowed to make pre-tax contributions to their accounts of up to 15% of their compensation (up to a maximum of $9,500 in 1997). The employer, in its discretion, may make matching contributions based on the employee's elective contribution and may make an aggregate contribution which would be allocated among participating employees based on relative compensation levels. Employer contributions vested 30% after three years of service, 40% after four years of service, and 20% per year of service thereafter. Distributions generally
were payable in a lump sum after retirement, death or disability.   No
contribution was made to the Plan in 1997, based on the Company's financial performance.

EMPLOYMENT AGREEMENT

     The Company entered into an employment agreement with Michael M. Stark effective October 23, 1992, which specified that his duties were that of President and Chief Operating Officer of the Company, with a base annual salary of $218,000 (Mr. Stark subsequently became Chief Executive Officer effective November 3, 1993 and served in that capacity until his May 29, 1997 resignation). The agreement also provides that Mr. Stark is entitled to a bonus in an amount to be determined annually by the Compensation Committee. In 1997, Mr. Stark was not awarded bonus compensation pursuant to his Employment Agreement, but did receive compensation in connection with the sale of assets to U.S. Filter, as previously described. Pursuant to the terms of the employment agreement, Mr. Stark was granted options covering 240,000 shares of the Company's Class A Stock; however, such options have terminated.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     The following table sets forth, as of May 31, 1998, the shares of Class A and Class B Stock beneficially owned by (i) each person known to the Company to be the beneficial owner of more than five percent of the issued and outstanding shares of the Company's Class A or Class B Stock, (ii) each director, (iii) the Company's Chief Executive Officer, and (iv) the directors and executive officers as a group. This information is based on public filings made with the Securities and Exchange Commission through May 1998, and certain information supplied to the Company by the persons listed below.

                                      CLASS A STOCK(1)                 CLASS B STOCK(1)
                                                 Percent of                      Percent of
Name of Beneficial Owner (2)        Shares        Class(3)           Shares        Class
----------------------------       ---------     ----------       -------------  -----------
John Mobley                         4,600(4)         *              687,004(5)      15.0%
Lois Ann Mobley                        --           --              253,550(6)       5.5%
James A. Mobley(7)                     --           --              647,517         14.1%
Steven M. Mobley(7)                    --           --              647,517         14.1%
H. David Hughes, Trustee               --           --              365,786(8)       8.0%
T.M. Mobley                            --           --            1,108,210(9)      24.2%
Jo Ann Mobley Grooms                   --           --              324,671(10)      7.10%
Susan Mobley Matthews                  --           --              235,471(11)      5.1%
David Mobley                           --           --              515,163(12)     11.3%
Robert G. Schleier, Trustee            --           --              691,527(13)     15.1%
Stewart Cureton, Jr.(14)           10,000            *                   --           --
Directors and Executive Officers
  as a Group (3 persons)           14,600            *            1,795,214         39.2%

-------------------
*Less than 1%

(1) Each share of Class B Stock is convertible into Class A Stock on a share-for-share basis at any time. The information set forth for Class A Stock does not include the shares of Class B Stock which are convertible into Class A Stock.
(2) Addresses of beneficial owners are as follows: John Mobley and Lois Ann Mobley, 305 Camp Craft Road, Suite 150, Austin, Texas; James A. Mobley,
     919 Hillcrest Drive, Longview, Texas; Steven M. Mobley, 816 Congress Avenue, Suite 1100, Austin, Texas; H. David Hughes, 111 Congress Avenue, Suite 1400, Austin, Texas; T.M. Mobley, 609 Willow Bend, Kilgore, Texas; Stuart Cureton, Jr., Cureton & Co., Inc., 1100 Louisiana, Suite 3250, Houston, Texas; Jo Ann Mobley Grooms, 1880 Bent Tree, Tyler, Texas; Susan Mobley Matthews, HCR 68, Box 23A, Hondo, Texas; David Mobley, 1909 N. Longview Street, Kilgore, Texas; and Robert G. Schleier, 1100 Stone Road, Suite 101, Kilgore, Texas.
(3) Percentages are calculated on the number of shares that would be outstanding if all remaining stock options were exercised.
(4) Includes a pro-rata portion of the shares of Class A Stock owned by a corporation which is owned 40% by John Mobley; Mr. Mobley shares voting and investment power for shares owned by such corporation.
(5) Includes 253,550 shares held by a family trust for which Mr. Mobley's spouse, Lois Ann Mobley, is co-trustee; Mr. Mobley has no pecuniary interest in such shares.

(6) Represents shares held as co-trustee for a trust; Mrs. Mobley shares voting and investment power for such shares with H. David Hughes.
(7) The number of shares listed for each of James A. Mobley and Steven M. Mobley includes 290,600 shares owned by trusts for which they serve as trustees.
(8) Represents shares held as co-trustee for two trusts (see Footnotes (6) and (9)). Although Mr. Hughes shares voting and investment power for such shares, he has no pecuniary interest in the shares.
(9) Includes 112,236 shares held as co-trustee for a trust; although Mr. Mobley shares voting and investment power with H. David Hughes for shares owned by such trust, he has no pecuniary interest in those shares.
(10) Includes 296,671 shares owned by trusts for which Mrs. Grooms is sole trustee. Also includes 28,000 shares owned of record by Mrs. Grooms' spouse; Mrs. Grooms disclaims beneficial ownership for such shares.
(11) Includes 207,471 shares owned by trusts for which Mrs. Matthews is sole trustee. Also includes 28,000 shares owned of record by Mrs. Matthews' spouse; Mrs. Matthews disclaims beneficial ownership for such shares.
(12) Represents shares held as trustee or co-trustee for trusts. Mr. Mobley shares voting and investment power for 512,739 of the shares.
(13) Represents shares held as trustee or co-trustee for four trusts; Mr. Schleier shares voting and investment power with David Mobley for 511,527 of these shares. However, Mr. Schleier has no pecuniary interest in any of the shares he beneficially owns.
(14) Represents shares which may be acquired within 60 days of May 31, 1998 under stock options granted to Mr. Cureton.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In 1996, the Company engaged Cureton & Co., an entity in which Stewart Cureton, Jr. has an ownership and management interest, to provide certain business consulting services to the Company, including analysis and negotiation of potential business combination transactions to which the Company might be a party. Mr. Cureton is a Class A director. Under the terms of the engagement, the Company paid Cureton & Co. retainer fees of $12,200 through December 31, 1997. Additionally, the Company paid Cureton & Co. a total of approximately $220,000, plus out-of-pocket expenses, in conjunction with the sale of assets to U.S. Filter, and a fee of approximately $207,500, plus out-of-pocket expenses, in connection with U. S. Filter's acquisition of PORI, which was completed on February 28, 1997.
Under the terms of the Agreement, U.S. Filter reimbursed the Company $250,000 for expenses associated with its due diligence investigations of PORI, including amounts due to Cureton & Co. Additionally, in connection with the disposition of its oilfield services business described previously, the Company paid Cureton & Co. approximately $150,000, plus out-of-pocket expenses. The Company believes that the terms of its arrangements with Cureton & Co. are consistent with industry standards for similar services.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     ITEM 14 (a) 1.  FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company and its subsidiaries are incorporated by reference in response to this item:

                                                                          Page
                                                                          ----

Independent Auditor's Report                                              F-1

Consolidated Balance Sheets
  December 31, 1997 and 1996                                              F-2

Consolidated Statements of Operations
  Years ended December 31, 1997, 1996 and 1995                            F-3

Consolidated Statements of Stockholders' Equity
  Years ended December 31, 1997, 1996 and 1995                            F-4

Consolidated Statements of Cash Flows
  Years ended December 31, 1997, 1996 and 1995                            F-5

Notes to Consolidated Financial Statements                         F-6 to F-25


     ITEM 14 (a) 2.  FINANCIAL STATEMENT SCHEDULES

     All schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.

     ITEM 14 (a) 3.  LIST OF EXHIBITS

Exhibit
Number
-------
3.1*      Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1, No. 33-41722).

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




10.14*    Asset Purchase Agreement dated June 7, 1995 between the Company and
          Romero Bros. Oil Exchange, Environmental Petroleum Products Co./EPPCO, and Environmental Insight, Inc. (the "Romero Asset Purchase
          Agreement") (filed as Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995).

10.15*    Assignment by the Company of the Romero Asset Purchase Agreement to
          Hydrocarbon Technologies, Inc., a wholly-owned subsidiary of the Company (filed as Exhibit 10(e) to the Company's Quarterly Report on
          Form 10-Q for the quarterly period ended June 30, 1995).

10.16*    Escrow Agreement dated July 19, 1995 between the Company, Romero Bros.
          Oil Exchange, Inc. and Bank One, Texas, N.A. (filed as Exhibit 10(f) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995).

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

10.21*    Modification Agreement dated August 11, 1995 between the Company and
          Promotora de Servicios y Proyectos Ecologicos, S.A. de C.V., amending the contract for the sale of the shares of Pro Ambiente, S.A. de C.V.
          (filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995).

10.22*    Termination Agreement dated July 12, 1995 between the Company and
          Promotora de Servicios y Proyectos Ecologicos, S.A. de C.V., terminating the Organization Agreement dated March 29, 1993 (filed as
          Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995).

10.23*+   1995 Employee Restricted Stock Plan (filed as Exhibit 4.4 to the
          Company's Registration Statement on Form S-8, No. 33-92336).

10.24*    Asset Purchase Agreement dated April 25, 1997 by and among Mobley
          Environmental Services, Inc., Mobley Company, Inc., Hydrocarbon
          Technologies, Inc., United States Filter Corporation, and U.S. Filter
          Recovery Services (Southwest), Inc.




10.25*    Asset Purchase Agreement dated January 20, 1997 by and among Mobley
          Company, Inc., and Dawson Production Services, Inc.

10.26* Promissory Note in the amount of $500,000 dated January 20, 1997 executed by Dawson Production Services, Inc. payable to Mobley
          Company, Inc.

10.27*    First Amendment to Letter Loan Agreement and Master Lease Modification
          Agreement dated January 20, 1997 between the Company and Bank One,
          Texas, N.A.

10.28*    Deed of Trust, Security Agreement, and Financing Statement dated
          January 20, 1997 executed by Mobley Company, Inc. for the benefit of Bank One, Texas, N.A.

10.29*    Unlimited Guaranty dated January 20, 1997 executed by Hydrocarbon
          Technologies, Inc. to Bank One, Texas, N.A. guaranteeing indebtedness of the Company.

10.31*    Security Agreement dated January 20, 1997 executed by Hydrocarbon
          Technologies, Inc. in favor of Bank One, Texas, N.A. securing indebtedness of the Company.

10.32*    Information Statement dated May 9, 1997 to the Shareholders of the
          Company relating to the pending sale of the Company's hydrocarbon recycling and recovery business, including Supplement thereto dated
          May 12, 1997 (filed as Schedule 14C on May 9, 1997 and May 14, 1997).

10.33     Tolling Agreement dated July 30, 1997 between American Ecology
          Corporation and Mobley Environmental Services, Inc.

11        Statement regarding computation of per share earnings (loss).

23        Independent Auditors' Consent.

27        Financial Data Schedule (submitted only in electronic format).

--------------------
   * Incorporated herein by reference to the respective filing identified above. + Identifies management or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.


     ITEM 14 (b)  REPORTS ON FORM 8-K

     None

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: July 9, 1998                     Mobley Environmental Services, Inc.
                                       Registrant

                                       /s/ John Mobley
                                       ---------------------------------------
                                       John Mobley
                                       President, Chief Financial Officer and
                                       Secretary


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                              Title                         Date
---------                              -----                         ----

  /s/ John Mobley              Chairman of the Board              July 9, 1998
----------------------------   and Director; President,
John Mobley                    Chief Financial Officer,
                               and Secretary


  /s/ T.M. Mobley              Vice-Chairman of the               July 9, 1998
----------------------------   Board and Director;
T.M. Mobley                    Vice President and
                               Treasurer


  /s/ Stewart Cureton, Jr.     Director                           July 9, 1998
----------------------------
Stewart Cureton, Jr.

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Mobley Environmental Services, Inc.:


We have audited the accompanying consolidated balance sheets of Mobley Environmental Services, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mobley Environmental Services, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/ KPMG PEAT MARWICK LLP

KPMG PEAT MARWICK LLP


Shreveport, Louisiana
March 6, 1998

               MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES


                           Consolidated Balance Sheets

                            December 31, 1997 and 1996
                         (in thousands, except share data)

                     Assets                                    1997         1996
                     ------                                    ----         ----
Current assets:
    Cash and cash equivalents                                $    353          385
    Receivables                                                   373          161
    Prepaid expenses                                               93          207
    Net assets of discontinued operations-current                  --        1,144
                                                             --------      -------
              Total current assets                                819        1,897

Property, plant, and equipment, net                               211          230
Net assets of discontinued operations-noncurrent                   --        9,659
Note receivable                                                   500           --
Investment securities available for sale                        4,495           --
Other assets, net                                                 192          197
                                                             --------      -------

                                                             $  6,217       11,983
                                                             --------      -------
                                                             --------      -------

        Liabilities and Stockholders' Equity
        ------------------------------------

Current liabilities:
    Notes payable and current portion of long-term debt      $     --        5,014
    Accounts payable                                              100          633
    Accrued expenses                                            1,041        3,721
                                                             --------      -------
              Total current liabilities                         1,141        9,368

Deferred income taxes                                              --          148
                                                             --------      -------
              Total liabilities                                 1,141        9,516
                                                             --------      -------


Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized,
    none issued                                                    --           --
Common stock, $.01 par value:
    Class A, 15,000,000 shares authorized; 4,259,650 and
         4,155,097 shares issued and outstanding in 1997 and
         1996, respectively                                        43           42
    Class B, 10,000,000 shares authorized; 4,660,350 shares
         issued and 4,575,643 shares outstanding in 1997,
         4,764,903 shares issued and 4,680,196 shares
         outstanding in 1996                                       47           48
    Additional paid-in capital                                 25,159       25,159
    Accumulated deficit                                       (20,093)     (22,486)
    Net unrealized gain on available for sale securities           29           --
    Deferred compensation costs under restricted stock
         agreements                                              (101)        (288)
    Treasury stock, 84,707 shares of Class B common stock,
         at cost                                                   (8)          (8)
                                                             --------      -------
              Total stockholders' equity                        5,076        2,467

Commitments and contingencies
                                                             --------      -------
                                                             $  6,217       11,983
                                                             --------      -------
                                                             --------      -------

See accompanying notes to consolidated financial statements.

                                                                    (continued)

               MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                    Consolidated Statements of Operations

                Years ended December 31, 1997, 1996, and 1995
           (in thousands, except per share amounts and share data)


                                                1997                    1996                  1995
                                             ----------               ---------            ---------
Revenues                                     $       --                      --                   --
Cost of revenues                                     --                      --                   --
                                             ----------               ---------            ---------
         Gross profit                                --                      --                   --

Selling, general, and
  administrative expenses                           759                     516                  683
Restructuring expenses                               --                     650                   --
                                             ----------               ---------            ---------

         Operating loss                            (759)                 (1,166)                (683)

Gain on sale of investments                         555                      --                   --

Other income (expense), net                         200                    (120)                (630)
                                             ----------               ---------            ---------

          Loss from continuing
           operations before income taxes            (4)                 (1,286)              (1,313)

Income tax benefit                                   --                      --                  320
                                             ----------               ---------            ---------

         Loss from continuing operations             (4)                 (1,286)                (993)
                                             ----------               ---------            ---------

Discontinued operations, net of tax:
    Provision for loss on disposal of waste
         management services segment                 --                  (7,621)                  --

    Provision for losses during phase-out
         period of waste management services
         segment                                     --                    (331)                  --

    Net loss from operations of waste management
         services segment                          (405)                   (623)                (318)

    Net loss from operations of
         oilfield services segment                   --                    (374)                (152)

    Gain on sale of oilfield services             2,802                      --                   --
                                             ----------               ---------            ---------

         Income (loss) from discontinued
             operations                           2,397                   (8,949)                (470)
                                             ----------               ---------            ---------

         Net income (loss)                    $   2,393                  (10,235)              (1,463)
                                             ----------               ---------            ---------
                                             ----------               ---------            ---------

Net income (loss) per share:
    Basic - continuing operations            $    (.00)                   (0.15)               (0.12)
    Basic - discontinued operations                .27                    (1.01)               (0.05)
                                             ----------               ---------            ---------

                                             $     .27                    (1.16)               (0.17)
                                             ----------               ---------            ---------
                                             ----------               ---------            ---------

    Assuming dilution - continuing
         operations                          $    (.00)                   (0.14)               (0.12)
    Assuming dilution - discontinued
         operations                                .27                    (0.99)               (0.05)
                                             ----------               ---------            ---------
                                             $     .27                    (1.13)               (0.17)
                                             ----------               ---------            ---------
                                             ----------               ---------            ---------

Weighted average number of common shares
            outstanding                       8,835,293               8,835,293            8,378,142
                                             ----------               ---------            ---------
                                             ----------               ---------            ---------

See accompanying notes to consolidated financial statements.

                                                                    (continued)

            MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

              Consolidated Statements of Stockholders' Equity

               Years ended December 31, 1997, 1996, and 1995
                      (in thousands, except share data)

                                                                           1997         1996        1995
                                                                         --------     -------     -------
Preferred stock - none issued                                            $     --          --          --
                                                                         --------     -------     -------
Class A common stock:
  Balance at beginning of year                                                 42          41          27
  Issuance of 420,000 shares of restricted common stock                        --          --           4
  Issuance of 500,000 shares of common stock in connection
   with asset acquisition                                                      --          --           5
  Conversion of Class B common stock (104,553 shares in 1997,
   69,754 shares in 1996, and 500,809 shares in 1995)                           1           1           5
                                                                         --------     -------     -------
    Balance at end of year                                                     43          42          41
                                                                         --------     -------     -------
Class B common stock:
  Balance at beginning of year                                                 48          49          54
  Conversion into Class A common stock (104,553 shares in
   1997, 69,754 shares in 1996, and 500,809 shares in 1995)                    (1)         (1)         (5)
                                                                         --------     -------     -------
    Balance at end of year                                                     47          48          49
                                                                         --------     -------     -------
Additional paid-in capital:
  Balance at beginning of year                                             25,159      25,159      23,788
  Issuance of restricted common stock                                          --          --         626
  Issuance of common stock in connection with asset acquisition                --          --         745
                                                                         --------     -------     -------
    Balance at end of year                                                 25,159      25,159      25,159
                                                                         --------     -------     -------
Accumulated deficit:
  Balance at beginning of year                                            (22,486)    (12,251)    (10,788)
  Net income (loss)                                                         2,393     (10,235)     (1,463)
                                                                         --------     -------     -------
    Balance at end of year                                                (20,093)    (22,486)    (12,251)
                                                                         --------     -------     -------
Allowance for foreign currency translation loss:
  Balance at beginning of year                                                 --          --        (700)
  Provision for foreign currency translation loss                              --          --        (155)
  Reduction in allowance for foreign currency translation loss
   due to sale of investment in foreign joint venture                          --          --         855
                                                                         --------     -------     -------
    Balance at end of year                                                     --          --          --
                                                                         --------     -------     -------
Net unrealized gain on available for sale securities:
  Balance at beginning of year                                                 --          --          --
  Unrealized gain                                                              29          --          --
                                                                         --------     -------     -------
    Balance at end of year                                                     29          --          --

Deferred compensation costs under restricted stock agreements:
  Balance at beginning of year                                               (288)       (384)         --
  Issuance of restricted stock                                                 --          --        (630)
  Amortization of deferred compensation costs                                 187          96         246
                                                                         --------     -------     -------
    Balance at end of year                                                   (101)       (288)       (384)
                                                                         --------     -------     -------
Treasury stock                                                                 (8)         (8)         (8)
                                                                         --------     -------     -------
      Total stockholders' equity                                         $  5,076       2,467      12,606
                                                                         --------     -------     -------
                                                                         --------     -------     -------

See accompanying notes to consolidated financial statements.

                                     F-4                           (Continued)

            MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                   Consolidated Statements of Cash Flows

                Years ended December 31, 1997, 1996 and 1995
                               (in thousands)

                                                                           1997        1996       1995
                                                                         -------     -------     ------
Cash flows from operating activities:
  Net income (loss)                                                      $ 2,393     (10,235)    (1,463)
  Adjustments to reconcile net income (loss) to net cash used by operating activities:
    Provision for loss on disposal and losses during phase-out
     period of waste management services segment                              --       8,650         --
    Provision for restructuring charges                                       --         650         --
    Gain on sale of US Filter stock                                         (556)         --         --
    Loss on sale of investment securities                                      1          --         --
    Gain on sale of oilfield services segment                             (2,802)         --         --
    Gain on sale of fixed assets                                             (37)         --         --
    Depreciation and amortization                                            538       2,594      2,361
    Deferred income tax benefit                                             (148)       (698)      (471)
    Deferred compensation costs under restricted stock agreements            187          96        246
    Bad debt expense                                                         152          --        200
    Equity in net loss and loss on sale of joint venture                      --          --        323
    Write-down of assets                                                      --          --        392
    Changes in certain operating assets and liabilities:
      Trade receivables                                                     (750)       (698)      (123)
      Prepaid expenses and other assets                                      364        (126)       343
      Accounts payable                                                      (931)        840     (1,732)
      Accrued expenses                                                    (2,122)     (1,279)      (265)
                                                                         -------     -------     ------
         Net cash used by operating activities,
          including discontinued operations                               (3,711)       (206)      (189)
                                                                         -------     -------     ------
Cash flows from investing activities:
  Net proceeds from sale of oilfield services segment                      4,656          --         --
  Net proceeds from sale of US Filter stock                                8,556          --         --
  Net proceeds from sale of investment securities available for sale         349          --         --
  Purchase of investment securities available for sale                    (4,801)         --         --
  Proceeds from sale of assets                                                45          --         --
  Capital expenditures                                                      (112)     (5,339)    (5,226)
  Proceeds from sale of joint venture investment                              --          --      1,324
  Acquisition of assets                                                       --          --       (770)
  Other investing activities, net                                             --          --         56
                                                                         -------     -------     ------
         Net cash provided (used) by investing activities,
          including discontinued operations                                8,693      (5,339)    (4,616)
                                                                         -------     -------     ------
Cash flows from financing activities:
  Net borrowings under revolving lines of credit and
   short-term notes payable                                                   --       4,686         --
  Principal payments on long-term debt                                    (5,014)       (232)    (1,750)
  Borrowings of long-term debt                                                --          --        560
                                                                         -------     -------     ------
         Net cash provided (used) by financing activities,
          including discontinued operations                               (5,014)      4,454     (1,190)
                                                                         -------     -------     ------
         Net decrease in cash and cash equivalents                           (32)     (1,091)    (5,995)

Cash and cash equivalents at beginning of year                               385       1,476      7,471
                                                                         -------     -------     ------
Cash and cash equivalents at end of year                                 $   353         385      1,476
                                                                         -------     -------     ------
                                                                         -------     -------     ------

See accompanying notes to consolidated financial statements.

                                     F-5                           (Continued)

             MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1997, 1996 and 1995


(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       PRINCIPLES OF CONSOLIDATION -- The accompanying financial statements present the consolidated accounts of Mobley Environmental Services, Inc. (the "Company") and its wholly-owned subsidiaries, Hydrocarbon Technologies, Inc. ("HTI") and Mobley Company, Inc. ("Mobley"). In January 1997, the Company sold the assets of its oilfield services segment, and in May 1997, it sold the assets of its waste management services segment
    (note 2). The Company's former subsidiary, Gibraltar Chemical Resources, Inc. ("Gibraltar") was sold on December 31, 1994 (note 3). All significant intercompany accounts and transactions have been eliminated in consolidation.

       DESCRIPTION OF BUSINESS -- Prior to the sale of its oilfield services and waste management services segments, the Company provided diverse environmental and field-related services to industrial, governmental, and commercial markets, specialized in the collection, transportation, treatment, recycling, and management of a wide variety of non-hazardous liquid hydrocarbons, oil filters, absorbents, and related materials and also provided oilfield services for managing liquids used or produced during the lifecycle of oil and gas wells. Prior to the sale of Gibraltar in 1994, the Company's waste management services activities also included the management of hazardous wastes. The Company operated primarily in the states of Texas, Louisiana, and Arkansas.

       As of December 31, 1997, the Company has sold all of its operating assets. Proceeds from the sale of its segments are being invested until pending litigation and outstanding contractual indemnification obligations expire or are otherwise satisfied. The Company currently has no employees and is being managed by its President. Accounting and other administrative functions are being performed by third-parties through contractual arrangements.

       BASIS OF PRESENTATION -- The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2, the Company's Board of Directors determined that the divestiture of its operations was in the best interests of the Company and its shareholders. The consolidated financial statements do not include any adjustments that might result from the liquidation of the Company.

       CASH EQUIVALENTS -- For purposes of reporting cash flows, the Company considers investments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of investments in money market accounts at December 31, 1997 and 1996.

       REVENUE RECOGNITION -- Waste management services revenues were recognized when the services were performed or upon the receipt and acceptance of waste material at the Company's transfer or processing facilities. Upon the recognition of such revenue, appropriate incidental treatment and residual disposal costs were accrued. In the case of product sales, revenues were recognized upon acceptance of the related product by the customer. Oilfield services revenues were recognized when the services were performed.

                                      F-6                          (Continued)

             MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


       SECURITIES -- The Company accounts for its investment securities under the provisions of Statement of Financial Accounting Standards No. 115 (Statement 115), ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Under Statement 115, the Company classifies its debt and marketable equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. All of the Company's investment securities are classified as available-for-sale, which are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of stockholders' equity until realized.

       A decline in the market value of any security below cost that is deemed other than temporary is charged to operations resulting in the establishment of a new cost basis for the security.

       Due to the overall immateriality to the consolidated financial statements, premiums and discounts are taken to the income statement at the time of purchase. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

       The carrying amount of securities at December 31, 1997, by contractual maturity are as follows: 1998 - $551,195; 1999 - $906,965; 2000 -
    $1,261,743; and 2001 - $1,774,898.

       PROPERTY, PLANT, AND EQUIPMENT -- Property, plant, and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives ranging from three to thirty years.

       MAINTENANCE AND REPAIRS -- Major repairs to disposal well facilities were estimated and accrued by monthly charges to expense. Periodic costs incurred for such items were charged against the related accrued expenses. All other maintenance and repair costs are charged to expense as incurred. Renewals and betterments are capitalized.

       IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF -- The Company utilizes the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"), which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows, undiscounted and without interest charges, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                                      F-7                          (Continued)

             MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


       INVESTMENT IN JOINT VENTURE -- Investment in joint venture consisted of a 25% interest in Pro Ambiente, S.A. de C.V. ("Pro Ambiente"), a joint venture in Mexico. On July 12, 1995, the Company sold its interest in Pro Ambiente (note 5). This investment was accounted for by the equity method.

       Assets and liabilities of Pro Ambiente were translated at the rate of exchange in effect on the last day of each fiscal year. The related translation adjustments were reflected in the allowance for foreign currency translation loss in the stockholders' equity section of the consolidated balance sheet at that date. Income and expenses were translated at the average rates of exchange prevailing during the year.

       INCOME TAXES -- Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       EARNINGS PER COMMON SHARE -- Earnings per share amounts presented were calculated under the provisions of SFAS 128, EARNINGS PER SHARE. Basic earnings per share is computed based on earnings available to common shareholders and the weighted average number of common shares outstanding. The earnings per share assuming dilution amounts presented are computed based on earnings available to common shareholders and the weighted average number of common shares outstanding, including shares assumed to be issued under the Company's 1995 Employee Restricted Stock Plan. The implementation of SFAS 128 had no significant impact on earnings per share. (For a reconciliation of amounts used in per share computations, see note 13 - Earnings Per Share).

       USE OF ESTIMATES -- Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

       FINANCIAL INSTRUMENTS -- Statement of Financial Accounting Standards No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates are set forth below for the Company's financial instruments:

      - Cash and Cash Equivalents, Receivables, Accounts Payable, and Accrued Expenses - The carrying amounts approximate fair value because of the short maturity of these instruments.

                                      F-8                          (Continued)

             MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


      - Notes Payable and Long-term Debt - The carrying amount of the notes payable and long-term debt approximates market because of the variable interest rate, which is based on the bank's prime rate, or the current interest rate available to the Company for debt of similar terms approximates the existing rate.

      - Note Receivable - The carrying amount of the note receivable approximates market because the interest rate is comparable to current market rates.

      - Investment Securities Available for Sale - The fair value of securities available for sale is estimated based on bid prices published in financial newspapers or bid quotations received from security dealers.


       STOCK OPTION PLANS -- Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25") and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Accounting Standards Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 has been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123 (note 11). As a result of the Company selling all of its operating assets during 1997, all stock option plans, other than the 1995 Employee Restricted Stock Plan, have been terminated and options outstanding at December 31, 1996, under these plans have terminated (note 11).

       RECLASSIFICATIONS -- Certain amounts in the prior year's financial statements have been reclassified to conform to the current year presentation.

(2) ASSET SALES AND DISCONTINUED OPERATIONS

       During 1996, in light of the Company's severely weakened financial condition and, in particular, concerns about its liquidity, the Board of Directors reviewed the challenges facing the Company and discussed in general terms the alternatives available to address them. Among other things, the Board of Directors considered (i) the Company's relatively small size and the resultant constraints on its ability to make significant investments in additional processing or collection businesses without an infusion of equity in an industry characterized by increasing consolidation, intensifying competition, and continued growth through acquisition by larger entities with greater access to financial resources than has the Company; (ii) the Company's inability to obtain bank financing and the unfavorable results of efforts to attract equity investors to fund activities then contemplated by the Company's strategic business plan;
    (iii) the

                                      F-9                          (Continued)

             MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


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

       SALE OF WASTE MANAGEMENT SERVICES ASSETS AND DISCONTINUANCE OF BUSINESS SEGMENT. On October 30, 1996, the Company signed a letter of intent with United States Filter Corporation ("USF") to sell substantially all of the assets related to its waste management services activities. Such sale was completed on May 29, 1997, pursuant to a definitive asset purchase agreement. Under the terms of the definitive agreement, the Company received $8,000,000 in shares of USF common stock (registered with the Securities and Exchange Commission) in exchange for such assets, and can earn up to an additional $4,000,000 in USF common stock based on the performance of the business during the two years following its sale. Additionally, USF assumed certain liabilities (accounts payable and accrued expenses) as part of the transaction. The net assets which were the subject of the definitive agreement have been removed from the consolidated balance sheet as of December 31, 1997. Such assets had a net book value (net of assumed liabilities) of approximately $14,965,060.

                                      F-10                         (Continued)

             MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


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

       In anticipation of the planned divestitures and the significant reduction in personnel necessary to support the administration of the Company's remaining assets, the Company recorded certain restructuring expenses, none of which were expected to benefit its future activities, during the 1996 third quarter. Such expenses, totaling $650,000, included employee severance obligations of approximately $285,000, costs associated with the relocation of personnel of approximately $155,000, and other related expenses of approximately $210,000. Substantially all of such costs were subsequently incurred during the 1996 fourth quarter and 1997 first quarter. The twelve employees terminated were primarily involved in providing certain corporate support functions, including accounting, information systems, and environmental, health and safety.

       Because of the outstanding contractual indemnification obligations of the Company resulting from its business divestitures and in light of pending litigation to which the Company is a party, the Company will remain in existence and incur certain general and administrative expenses for the foreseeable future but will have no operating assets. Therefore, certain general and administrative expenses and nonoperating income and expense have been accounted for as continuing operations. Future costs incurred in connection with these indemnification obligations and litigation responsibilities will be reported as part of the discontinued operations in which they originated or to which they related. The Company believes it is probable that it will continue to incur certain costs associated with these legal matters and accordingly established an accrual for estimated out-of-pocket expenses related to the ongoing administrative management of such matters. However, the Company is currently unable to reasonably estimate its potential exposure for defending such matters, any indemnity obligations resulting therefrom, and any corresponding insurance reimbursement (note 14).

                                      F-11                         (Continued)

             MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


   The Company's two business segments, waste management services and oilfield services, have been accounted for as discontinued operations, and accordingly, their operations have been segregated in the accompanying consolidated statements of operations. The revenues, operating costs and expenses, interest expense, and income taxes for the years ended December 31, 1997, 1996, and 1995, have been reclassified for amounts associated with the discontinued segments. Due to the relative significance of the Company's business segments to its operations as a whole, and in light of the Company's decision in 1996 to divest itself of all of its operating assets, the Company has allocated certain general and administrative expenses to the business segments in the accompanying consolidated segments of operations. General and administrative expenses attributable to continuing operations have been determined based upon an allocation of such costs between the business segments and continuing operations. Other income and expense have been recorded as continuing operations as such amounts are not specifically attributable to either of the Company's business segments which are being disposed of. Interest expense has been allocated to the segments based on the outstanding indebtedness attributable to each of the business segments.

   Operating results and the estimated loss on disposal of the Company's waste management services segment for the years ended December 31, 1997, 1996, and 1995 are as follows (in thousands of dollars):

                                                      1997        1996         1995
                                                      ----        ----         ----
  Revenues                                         $  9,489      17,207       14,233
  Cost of revenues                                    7,697      14,006        9,923
                                                   --------      ------       ------
     Gross profit                                     1,792       3,201        4,310

  Selling, general, and administrative expenses,
   including allocated amounts                        2,209       3,902        4,730
                                                   --------      ------       ------
     Operating loss                                    (417)       (701)        (420)

  Interest expense, net                                (136)       (210)         --
                                                   --------      ------       ------
     Loss before income taxes                          (553)       (911)        (420)

  Income tax benefit                                    148          --          102
                                                   --------      ------       ------
     Net loss from operations of waste
      management services segment                      (405)       (911)        (318)

  Reduction in reserve for losses from operations
   of waste management services segment during
   phase-out period                                      --         288           --
                                                   --------      ------       ------
                                                   $   (405)       (623)        (318)
                                                   --------      ------       ------
                                                   --------      ------       ------

                                        F-12                       (Continued)

             MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                                                      1997        1996         1995
                                                      ----        ----         ----
  Provision for losses from operations of waste
   management services segment during
   phase-out period, recognized in the third
   quarter of 1996                                 $     --        (331)          --
                                                   --------      ------        -----
                                                   --------      ------        -----
  Provision for loss on disposal of waste
   management services segment, recognized
   in the third quarter of 1996:
      Asset valuation adjustment                         --      (5,673)          --
      Accrued transaction costs and capital
       expenditures subsequent to measurement
       date                                              --      (1,595)          --
      Write-off of excess of purchase price over
       fair value of net assets acquired                 --       1,051)          --
      Deferred income tax benefit                        --         698           --
                                                   --------      ------        -----

                                                   $     --      (7,621)          --
                                                   --------      ------        -----
                                                   --------      ------        -----

       Operating results of the Company's oilfield services segment for the years ended December 31, 1997, 1996, and 1995 are as follows (in thousands of dollars):
                                                      1997        1996         1995
                                                      ----        ----         ----

  Revenues                                         $    231       4,373        4,355
  Cost of revenues                                      168       3,241        2,934
                                                   --------      ------        -----
      Gross profit                                       63       1,132        1,421

  Selling, general, and administrative expenses,
   including allocated amounts                           63       1,506        1,622
                                                   --------      ------        -----
      Operating loss                                     --        (374)        (201)

  Income tax benefit                                     --          --           49
                                                   --------      ------        -----
    Net loss from operations of oilfield
     services segment                                $   --        (374)        (152)
                                                   --------      ------        -----
                                                   --------      ------        -----

   Upon completion of the sale of the waste management services segment, the $8,000,000 of USF common stock was sold resulting in a gain of $556,000 which is reflected in other income in continuing operations. Proceeds from this sale were used to pay off existing long-term debt and current liabilities, and the remaining proceeds were used to purchase investment grade fixed term securities. These investments are accounted for as investments available for sale. As of December 31, 1997, approximately $800,000 in investments was held in escrow until May 29, 1998 to satisfy any indemnification obligations of the Company to U.S. Filter.

                                      F-13                         (Continued)

               MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         In 1996, the Company engaged an investment banking and financial advisory firm in which a Class A director has an ownership and management interest to provide certain business consulting services to the Company, including analysis and negotiation of potential business combination transactions to which the Company might be a party. Under the terms of the engagement, the Company paid the investment banking firm retainer fees of approximately $162,000 through December 31, 1996, and an additional $12,200 in 1997. Additionally, the Company paid such investment banking firm a total of approximately $220,000, plus out-of-pocket expenses, in conjunction with the transaction with USF and approximately $207,500, plus out-of-pocket expenses, in connection with USF's acquisition of an unrelated entity. However, USF reimbursed the Company $250,000 for certain expenses, including amounts that were paid to the investment banking firm. In connection with the disposition of the Company's oilfield services segment, the Company paid the investment banking firm approximately $150,000, plus out-of-pocket expenses. The Company believes that the terms of its arrangement with the investment banking firm are consistent with industry standards for similar services.

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

         On May 10, 1994, the Company executed a definitive agreement (the "Stock Purchase Agreement") for the sale of all of the outstanding shares of common stock of Gibraltar to American Ecology Corporation ("AEC"). Such agreement was subsequently amended in an agreement dated September 2, 1994. The Company completed the sale of Gibraltar to AEC pursuant to the Stock Purchase Agreement, as amended, on December 31, 1994, and received cash of $5,500,000 from AEC. In addition to the cash proceeds reflected above, AEC executed a note payable to the Company in the amount of $550,000 to be held in escrow as a source of payment of claims, if any, for which the Company indemnifies AEC under the Stock Purchase Agreement (note 14).

         During 1993, as part of a restructuring of its hazardous waste business, the Company recorded charges of $5,711,000 related to the abandonment and write-down of certain of Gibraltar's assets and to reduce the net assets of Gibraltar to their estimated net realizable value at December 31, 1993, determined primarily based on the terms of the Stock Purchase Agreement. During 1994, the Company recorded additional provisions for losses on the divestiture of Gibraltar of $4,092,000 to further reduce the carrying value of Gibraltar's net assets. The additional charges were necessitated by: (i) the settlement of litigation against Gibraltar by the State of Texas involving its alleged violation of environmental laws and regulations; (ii) Gibraltar's continuing losses prior to the closing of the sale on December 31, 1994; (iii) the aforementioned amendment to the Stock Purchase Agreement; (iv) certain indemnity obligations of the Company to AEC relative to existing claims involving Gibraltar (note 14); and (v) additional expenses related to the sale.


                                    F-14                           (Continued)

               MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         The change in the reserve for loss on sale of subsidiary for the years ended December 31, 1997 and 1996, is summarized as follows (in thousands of dollars):

          Balance at December 31, 1995, included in accrued expenses       $   896
          1996 expenditures related to Gibraltar indemnity obligations        (492)
                                                                           -------
          Balance at December 31, 1996, included in accrued expenses           404
          Allocation of additional reserves to cover Gibraltar indemnity
            obligations                                                        190
          1997 expenditures related to Gibraltar indemnity obligations        (331)
                                                                           -------
          Balance at December 31, 1997, included in accrued expenses       $   263
                                                                           -------
                                                                           -------


(4)  PREVIOUS ASSET ACQUISITION

         On July 21, 1995, the Company acquired, pursuant to an asset purchase agreement dated June 7, 1995, certain assets of a group of three affiliated companies, including Romero Bros. Oil Exchange, Inc., Environmental Petroleum Products Co./EPPCO, and Environmental Insight, Inc. The Texas and Louisiana-based companies were involved in the collection and marketing of used oils and oil filter collection and recycling. The asset purchase was effectuated through a newly-formed, wholly-owned subsidiary of the Company, HTI. The tangible assets acquired, consisting primarily of transportation equipment, were recorded at their estimated fair market value of $500,000 and depreciated over their estimated remaining useful lives. The total acquisition cost of $1,536,000 included cash of approximately $786,000, including acquisition-related costs, and the issuance of 500,000 shares of the Company's Class A common stock. The purchase method of accounting was used for this asset acquisition; therefore, HTI's results of operations are consolidated with the Company's since July 21, 1995. The excess of cost over fair market value of net assets acquired amounted to $1,152,000, including $116,000 of deferred tax liabilities for the basis difference in tangible assets. Such excess of cost over fair market value of net assets acquired was written off in connection with the decision to sell the Company's operating assets
     (note 2).

(5)  SALE OF INTEREST IN MEXICAN JOINT VENTURE

         On July 12, 1995, effective June 30, 1995, the Company executed an agreement for the sale of its 25% interest in Pro Ambiente to Promotora de Servicios y Proyectos Ecologicos, S.A. de C.V., owner of the remaining 75% of the joint venture. Pro Ambiente was a Mexican corporation engaged in the collection and blending of waste-derived fuels for use in cement kilns. The payment terms of the sale were subsequently modified pursuant to an agreement dated August 11, 1995. Under the terms of the sale agreement, as amended, the Company received cash proceeds of $1,324,000.
     As a result of the sale and other expenses associated with its Mexican operations, the Company recorded losses totaling $547,000 in the year ended December 31, 1995.


                                    F-15                           (Continued)

               MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(6)  PROPERTY, PLANT, AND EQUIPMENT

         Property, plant, and equipment consisted of the following at December 31, 1997 and 1996 (in thousands of dollars):

                                                       1997       1996
                                                     -------     -------
              Land                                   $    65         802
              Buildings and improvements                 253       1,862
              Machinery and equipment                     32      26,514
              Furniture, fixtures, and other              43         704
              Construction in progress                    --          61
                                                     -------     -------
                                                         393      29,943
              Less: Accumulated depreciation             182      14,414
                    Valuation reserve                     --       5,673
                                                     -------     -------
              Net property, plant, and equipment     $   211       9,856
                                                     -------     -------
                                                     -------     -------


         Included in net assets of discontinued operations at December 31, 1996, is property, plant, and equipment of $9,626,000.

         Depreciation expense totaled $485,000, $2,523,000, and $2,328,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

         The Company recorded a pre-tax charge of $392,000 during the 1995 fourth quarter related to the write-down of an office building in Kilgore, Texas, to its estimated net realizable value. Such amount is included in "other expenses, net" as a component of continuing operations in the accompanying consolidated statements of operations for the year ended December 31, 1995. The property is currently held for sale.

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


                                    F-16                           (Continued)

               MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(8)  ACCRUED EXPENSES

         Accrued expenses consisted of the following at December 31, 1997 and 1996 (in thousands of dollars):

                                                                         1997       1996
                                                                       --------    -------
         Accrued transaction costs and capital expenditures to be
           incurred prior to the sale of the waste management
           services segment (note 2)                                   $     --        987
         Insurance premiums and accrued claims payable                      526        696
         Accrued expenses for estimated legal costs relating to
           Gibraltar (notes 3 and 14)                                       263        404
         Accrued restructuring expenses (note 2)                             --        402
         Salaries, wages, and benefits                                       --        258
         Current portion of Gibraltar judgment (notes 3 and 14)              --        167
         Taxes other than income taxes                                       45        116
         Accrued losses from operations of waste management
           services segment during phase-out period (note 2)                 --         43
         Other                                                              207        648
                                                                       --------    -------
                                                                          1,041      3,721
                                                                       --------    -------
         Salaries, wages, and benefits                                       --        400
         Taxes other than income taxes                                       --        210
         Other                                                               --        491

         Accrued expenses, included in net assets available for sale         --      1,101
                                                                       --------    -------
                                                                       $  1,041      4,822
                                                                       --------    -------
                                                                       --------    -------

(9)  INCOME TAXES

         Income tax expense (benefit) for the years ended December 31, 1997, 1996, and 1995, consisted of the following (in thousands of dollars):

                                                       1997        1996     1995
                                                      -------     -----    ------
         Deferred Federal income tax benefit from
           continuing operations                      $    --        --      (320)
                                                      -------     -----    ------
         Deferred Federal income tax benefit from
           discontinued operations                       (148)     (698)     (151)
                                                      -------     -----    ------
              Income tax expense benefit              $  (148)     (698)     (471)
                                                      -------     -----    ------
                                                      -------     -----    ------


                                    F-17                           (Continued)

                  MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                       Notes to Consolidated Financial Statements

         Income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to income (loss) before income taxes as a result of the following (in thousands of dollars):

                                                               1997       1996     1995
                                                             -------     ------   ------
         Computed "expected" tax expense (benefit)           $   763     (3,717)    (658)
         Change in the beginning-of-the-year balance of
           the valuation allowance for deferred tax assets      (911)     3,198      364
         Other, net                                               --       (179)    (177)
                                                             -------     ------   ------
              Total income tax benefit                       $  (148)      (698)    (471)
                                                             -------     ------   ------
                                                             -------     ------   ------


         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996, are presented below (in thousands of dollars):

                                                                     1997      1996
                                                                   --------   -------
         Deferred tax assets:
           Net operating loss carryforwards                        $  2,144     1,954
           Property, plant and equipment - basis differences and
             depreciation                                                89     1,985
           Accrued expenses, provisions for book not yet
             deductible for tax                                         468       896
           Capital loss carryforward                                    194       194
           Alternative minimum tax credit carryforward                  134       134
           US Filter contingent gain recognized for tax purposes      1,360        --
           Other                                                         --       137
                                                                   --------   -------
                Total gross deferred tax assets                       4,389     5,300
                Less valuation allowance                             (4,389)    5,300)
                                                                   --------   -------
                Net deferred tax assets                            $     --        --
                                                                   --------   -------
                                                                   --------   -------
         Deferred tax liabilities:
           Property, plant, and equipment - depreciation and
             basis differences                                     $     --       --
                                                                   --------   -------
           Other                                                         --       148
                                                                   --------   -------
                Total gross deferred tax liabilities                     --       148
                                                                   --------   -------
                Net deferred tax liability                         $     --       148
                                                                   --------   -------
                                                                   --------   -------

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future


                                    F-18                           (Continued)

                  MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                       Notes to Consolidated Financial Statements


     taxable income in making this assessment. Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 1997, will be included as an income tax benefit in the consolidated statement of operations in future periods.

         At December 31, 1997, the Company has net operating loss carryforwards for federal income tax purposes of approximately $6,000,000. Such amounts are available to offset future Federal taxable income, if any, through 2012 and expire in the following years: 2009 - approximately $1,700,000; 2010 - approximately $1,200,000; 2011 - approximately $2,200,000; and 2012 -
     approximately $900,000.

(10) LEASES

         The Company leased certain equipment and facilities used in its operations, all of which were assumed by USF and Dawson at closing of the respective transactions. Total rentals approximated $303,000, $550,000 and $330,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

(11) EMPLOYEE BENEFIT PLANS

         RESTATED STOCK COMPENSATION PLAN -- The Company had adopted the Restated Stock Compensation Plan to provide for the grant of nonqualified options to participating employees. An aggregate of 645,000 shares of Class A common stock had been authorized and reserved for issuance under such plan. The plan was administered by the Compensation Committee of the Board of Directors, which had the sole authority to interpret the plan, to determine the persons to whom options would be granted, and to determine the exercise price, duration, and other terms of options to be granted under the plan, provided that options would not be granted at prices less than fair market value on the dates of the grants and that options would not be outstanding for a period longer than ten years from the date the options were granted. As a result of the Company selling all its operating assets during 1997, the Restated Stock Compensation Plan was terminated and any options outstanding were forfeited.

         The following table summarizes activity under the Company's Restated Stock Compensation Plan for the years ended December 31, 1997 and 1996:

                                                Number of     Average
                                                 options       price
                                                --------      -------
              Balance at December 31, 1995       596,127       2.3138
                Granted                            3,500       1.2500
                Forfeited                        (31,954)      1.7161
                                                --------      -------
              Balance at December 31, 1996       567,673       2.3408
                Granted                               --           --
                Forfeited                       (567,673)      2.3408
                                                --------      -------
              Balance at December 31, 1997            --           --
                                                --------      -------
                                                --------      -------

                                    F-19                           (Continued)

                  MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                       Notes to Consolidated Financial Statements

         The per-share weighted average fair value of stock options granted during 1996 was not material. The Company applied APB 25 in accounting for the plan and, accordingly, no compensation cost had been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the value at the grant date for its stock options under SFAS 123, the Company's net loss and net loss per share for 1996 and 1995 would not have been affected. The full impact of calculating compensation costs for stock options under SFAS 123 had not been considered because compensation cost was reflected over the options' vesting period of five years and compensation cost for options granted prior to January 1, 1995, was not considered.

         1995 EMPLOYEE RESTRICTED STOCK PLAN -- In January 1995, the Board of Directors adopted the 1995 Employee Restricted Stock Plan (the "Restricted Plan"). The Restricted Plan was approved by the shareholders in June 1995, at which time 420,000 shares of Class A common stock available for issuance under the Restricted Plan were issued to certain executive officers and senior managers of the Company pursuant to the terms of the Restricted Plan. The original shares granted under the Restricted Plan were to vest 20% per year beginning in January 1995 with provisions for earlier vesting based on increases in the Company's stock price. As a result of the Company selling its operating assets during 1997, certain shares under the plan were forfeited. As of December 31, 1997, four former employees are still covered by the plan. The total number of shares remaining under the plan is 168,000, with future vesting being dependent on the performance of the hydrocarbon business that was sold to USF in May 1997. Under the terms of the definitive asset purchase agreement, the Company can earn up to an additional $4,000,000 in USF common stock based on the performance of the business during the two years following its sale. Should the business perform as expected, the four former employees will receive shares of Company stock in accordance with the plan.

         1996 NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN -- In December 1995, the Board of Directors adopted, subject to shareholder approval, the 1996 Non-Employee Director Stock Option Plan. Such plan replaced the Nonqualified Stock Option Plan for Outside Directors, which was adopted in 1991. Directors who were not employees of the Company were eligible to participate in the plan. Under the terms of the plan, the exercise price of each option granted was to be equal to the fair market value on the date of grant. Options became fully exercisable one year from the date of grant, provided that such vesting period would be accelerated upon the occurrence of a change of control. Options were to expire ten years after the date of grant. A total of 90,000 shares of Class A common stock had been reserved for issuance under the plan. Participants were granted, effective December 6, 1995, options to purchase 15,000 shares of Class A common stock at an exercise price equal to the fair market value at that date of $1.0625, of which 5,000 shares vested immediately with the remainder vesting in equal increments on the first and second anniversary dates of the grant. Upon the election of any new outside directors, each such director was to be granted an option to purchase 7,500 shares of Class A common stock. Thereafter, each participant was to be granted an option to purchase 3,000 shares of Class A common stock each date he or she was reelected as a director of the Company, subject to share availability, adjustment for stock


                                    F-20                           (Continued)

                  MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                       Notes to Consolidated Financial Statements



     dividends, splits, and similar events. As a result of the Company selling all its operating assets during 1997, the 1996 Non-Employee Director Stock Option Plan was terminated and any options outstanding were forfeited.

         MOBLEY EMPLOYEES' PROFIT SHARING PLAN -- The Company had a contributory profit sharing plan for the benefit of substantially all employees. Contributions to the plan were made at the discretion of the Compensation Committee of the Board of Directors and approximated $8,000, $62,000 and $51,000 for the years ended December 31, 1997, 1996, and 1995, respectively. Subsequent to the sale of the Company's operating assets during 1997, the plan was terminated.

         MOBLEY ENVIRONMENTAL SERVICES, INC. EMPLOYEES' BENEFIT TRUST -- The Company had a medical benefit plan which was funded by employer and participant contributions and supplemented by stop-loss insurance. Contributions were determined by the plan administrator based upon the actual claim experience and administrative costs of the plan. As a result of the sale of the Company's operating assets, the plan was terminated effective July 1, 1997 and benefits were no longer available to participants. All remaining claims incurred prior to the termination date are being funded by the Company and paid by the plan.

(12) STOCKHOLDERS' EQUITY

         The Company is authorized to issue up to 2,000,000 shares of preferred stock (par value $.01), and the Board of Directors has the authority to fix the rights, preferences, privileges, limitations, and restrictions of such stock. No preferred stock has been issued as of December 31, 1997.

         Each share of the Company's Class A and Class B common stock is entitled to one vote per share and ten votes per share, respectively. Each share of Class B common stock is convertible into one share of Class A common stock at any time at the option of the stockholder, and certain restrictions exist upon the transfer of Class B common shares.

(13) EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued
     SFAS 128, EARNINGS PER SHARE. SFAS 128 supersedes the earnings per share calculation methods of APB 15, effective for annual and interim periods ending after December 15, 1997. In accordance with this standard, earnings per share ("EPS") amounts presented on the Company's Consolidated Statements of Operations have been calculated using the measurement provisions of SFAS 128.


                                    F-21                           (Continued)

                  MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                       Notes to Consolidated Financial Statements

         The following data shows amounts used in computing earnings per share under the provisions of SFAS 128: (In thousands, except per share amounts and share data).

                                                        1997           1996          1995
                                                     ----------     ----------    ----------
         Net income (loss)                           $    2,393        (10,235)       (1,463)

         Weighted average number of common shares
           used in basic EPS                          8,835,293      8,835,293     8,378,142

         Effect of dilutive securities
           1995 Employee Restricted Stock Plan          168,000        168,000        84,000

         Weighted average number of common shares
           and dilutive potential common stock used
           in EPS assuming dilution                   9,003,293      9,003,293     8,462,142


(14) COMMITMENTS AND CONTINGENCIES

     LETTERS OF CREDIT

         At December 31, 1997, letters of credit totaling approximately $1,012,000 had been provided by the Company to its insurance carrier in connection with its workers' compensation, general liability, and auto liability insurance policies.

     REGULATORY ENFORCEMENT ACTION AND LAWSUIT

         In November 1993, the State of Texas filed a lawsuit against Gibraltar stemming from an enforcement action by the TNRCC alleging certain regulatory violations. The lawsuit was subsequently amended to include certain notices of violation issued by the TNRCC and allegations of noncompliance associated with certain regulatory orders. In July 1994, this litigation was tentatively settled through mediation and an Agreed Final Judgment was subsequently entered in December 1994. Under the terms of the judgment, Gibraltar was obligated for $1,150,000 in assessed fines and attorneys fees. Of such amount, $450,000 was paid by the American Ecology Corporation ("AEC") and the Company was responsible for payment of the remaining $700,000. As of December 31, 1996, the Company had paid all of its obligations except $167,000 which was accrued. During 1997 the remaining $167,000 was paid.

     LITIGATION AND VARIOUS OTHER CLAIMS

         The Company continues to defend various claims resulting from the operations of its former subsidiary, Gibraltar (the sale of which is discussed in note 3). As of December 31, 1997, three such lawsuits were pending. During the Company's ownership of Gibraltar, Gibraltar engaged in the collection, transportation, analysis, treatment, management, and disposal of


                                    F-22                           (Continued)

                  MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                       Notes to Consolidated Financial Statements


     various types of hazardous wastes. In the actions pending against the Company and/or Gibraltar, the plaintiffs complain of a variety of acts by Gibraltar which allegedly occurred in the course of its operations, including improper air emissions, nuisance odors, contamination of water supplies, and repeated and continuing violations of environmental laws. In the various pending actions, plaintiffs assert similar theories as the alleged basis for recovery, including negligence, nuisance, trespass, fraudulent concealment, assault and battery, and international infliction of emotional distress. Likewise, such plaintiffs seek similar types of damages, including loss of property value and compensatory and punitive damages for personal injury and property damage for nuisance odors, physical discomfort and impairment, interference with use and enjoyment of property, medical expenses, mental anguish, and loss of earning capacity. An additional claimant seeks permanent closure of the facility and civil penalties as the remedy for alleged violations by Gibraltar of environmental protection statutes and endangerment to public health and the environment. While all of the three actions are technically pending, one case was dismissed by the trial judge for plaintiff's failure to file expert reports as required by a case management order. This action has been appealed.

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

         The Company, based on consultation with its legal counsel, believes that it is probable that the Company will continue to incur certain costs associated with the foregoing matters and accordingly, in connection with the divestiture of Gibraltar in 1994, established an accrual for estimated out-of-pocket expenses related to the ongoing administrative management of such matters (notes 3 and 8). However, the Company is currently unable to reasonably estimate its


                                    F-23                           (Continued)

                  MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                       Notes to Consolidated Financial Statements


     potential exposure for defending such matters, any indemnity obligations resulting therefrom, and any corresponding insurance reimbursement. As noted above, the litigation matters to which the Company is a party raise several difficult and complex factual and legal issues. More specifically:
     (i) while certain of the plaintiffs exhibit apparent physical injury and a variety of health problems, the requisite causal connection of Gibraltar's facilities or operations has not been established; (ii) certain of the cases involve literally hundreds of plaintiffs whose physical condition and medical history have not yet begun to be investigated; (iii) although the Company has experienced some degree of success recently in two separate jury trials, there is inherent uncertainty associated with jury trials in such cases such as these which tend to have a strong emotional appeal; (iv) the extent of pollution liability insurance coverage available to the Company for potential indemnity exposure and defense costs is currently in dispute; (v) the Company's potential liability relating to defense cost claims of approximately 50 of Gibraltar's former customers who have also been named in the litigation (and who are represented by over 20 different law firms) is currently not determinable; and (vi) the indemnifications given to AEC in connection with the Gibraltar sale are comprehensive and subject to broad interpretation. Accordingly, the Company has not made an accrual for losses, if any, which might result from these legal matters as such amounts or a range of amounts are not currently reasonably estimatable. The Company's future financial condition, results of operations, and liquidity could be materially adversely affected as the nature and scope of the Company's ultimate liability arising from Gibraltar's operations and sale become better defined.

         In January 1996, the Company was notified by the TNRCC that it was a potentially responsible party of the alleged release, during the early or mid-1980s, of hazardous substances at the McBay Oil and Gas State Superfund Site located near Grapeland, Texas. During 1997, the Company entered into a contractual remediation plan for this site. Such plan did not have a material affect on the consolidated financial statements. However, completion of the remediation and final resolution of the matter is subject to approval of the TNRCC.

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

(15) SUPPLEMENTAL CASH FLOW INFORMATION

                                                      1997       1996       1995
                                                      ----       ----       ----
                                                      (in thousands of dollars)
         Interest paid, net of amounts capitalized   $  151       261         32
         Noncash operating activities - provision
           for foreign currency translation loss         --        --        155


                                    F-24                           (Continued)

                  MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                        Notes to Consolidated Financial Statements


(16) QUARTERLY FINANCIAL DATA (UNAUDITED)

         Summarized consolidated quarterly financial data for 1997, 1996, and 1995 is as follows (in thousands of dollars, except per share amounts):

                                                                     QUARTER
                                                 -------------------------------------------
                                                  1ST(1)         2ND       3RD(2)     4TH(3)
                                                 --------      -------    -------     ------
         1997
         ----
         Revenues                                $  5,995        3,725         --         --
         Gross profit                               1,285          570         --         --
         Operating loss                              (158)        (164)      (194)      (243)
         Net income (loss)                          2,775         (189)       (46)      (147)
         Net income (loss) per common share           .32         (.02)      (.01)      (.02)

         1996
         ----
         Revenues                                $  4,507        4,670      5,751      6,652
         Gross profit                                 901        1,105      1,221      1,106
         Operating loss                              (690)        (284)    (1,056)      (212)
         Net income (loss)                           (672)        (491)    (9,117)        45
         Net income (loss) per common share         (0.08)       (0.06)     (1.03)      (.01)

         1995
         ----
         Revenues                                $  4,206        4,763      4,904      4,715
         Gross profit                               1,487        1,603      1,630      1,011
         Operating income (loss)                      117          142        195     (1,758)
         Net income (loss)                             81         (254)       233     (1,523)
         Net income (loss) per common share(4)       0.01        (0.03)      0.03      (0.17)

(1) First quarter 1997 results include a gain on the sale of the oilfield services segment in the amount of $2,802,000.

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