Form 10-Q
period 1998-03-31
MOBLEY ENVIRONMENTAL SERVICES INC
filed 1998-09-02
CIK 877356

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  ---------

                                  FORM 10-Q

            /X/ Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                 For the quarter period ended March 31, 1998

                                      OR

           / / Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
         For the transition period from ___________ to ___________

                       Commission File Number 0-19497

                                  ---------

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes _____ No __X__.

    The number of shares outstanding of the registrant's common stock, as of July 31, 1998 was 4,259,650 shares of Class A Common Stock, $.01 par value and 4,575,643 shares of Class B Common Stock, $.01 par value.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       MOBLEY ENVIRONMENTAL SERVICES, INC.
                                    FORM 10-Q
                                      INDEX


Part I - FINANCIAL INFORMATION                                                Page
------------------------------                                                ----
Item 1.   Financial Statements (Unaudited)

          - Consolidated Balance Sheets - March 31, 1998
            and December 31, 1997                                                2

          - Consolidated Statements of Operations - Three
            Months Ended March 31, 1998 and 1997                                 3

          - Consolidated Statement of Stockholders' Equity -
            Three Months Ended March 31, 1998                                    4

          - Consolidated Statements of Cash Flows - Three Months
            Ended March 31, 1998 and 1997                                        5

          - Notes to Consolidated Financial Statements                        6-12

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                    13-15

Part II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings                                                     15

Item 2.   Changes in Securities                                                 15

Item 3.   Defaults Upon Senior Securities                                       15

Item 4.   Submission of Matters to a Vote of Security Holders                   15

Item 5.   Other Information                                                     15

Item 6.   Exhibits and Reports on Form 8-K                                      15

Signatures                                                                      16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       MOBLEY ENVIRONMENTAL SERVICES, INC.

                           Consolidated Balance Sheets
                             (dollars in thousands)
                                   (unaudited)

                                                                    March 31,    December 31,
                                                                      1998           1997
                                                                   -----------   ------------
                        ASSETS
Current assets:
  Cash and cash equivalents                                        $       370           353
  Receivables                                                              369           373
  Prepaid expenses and other current assets                                 58            93
                                                                   -----------    ----------
          Total current assets                                             797           819

Property, plant and equipment, net                                         205           211
Note receivable                                                            500           500
Investment securities available for sale                                 4,442         4,495
Other assets, net                                                          192           192
                                                                   -----------    ----------
                                                                   $     6,136         6,217
                                                                   -----------    ----------
                                                                   -----------    ----------

          LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                            76           100
Accrued expenses                                                         1,036         1,041
                                                                   -----------    ----------
          Total liabilities                                              1,112         1,141
                                                                   -----------    ----------
Stockholders' equity:
  Preferred stock; $.01 par value; 2,000,000 shares authorized;
    none issued                                                             --            --
  Common stock; $.01 par value:
    Class A; 15,000,000 shares authorized, 4,259,650 and
      4,155,097 shares issued and outstanding at March 31, 1998
      and December 31, 1997, respectively                                   43            43
    Class B; 10,000,000 shares authorized, 4,660,350 shares issued and 4,575,643 shares outstanding at March 31, 1998 and
      December 31, 1997, respectively                                       47            47
  Additional paid-in capital                                            25,159        25,159
  Accumulated deficit                                                  (20,170)      (20,093)
  Net unrealized gain on available for sale securities                      30            29
  Deferred compensation costs under restricted stock agreements            (77)         (101)
  Treasury stock; 84,707 shares of Class B common stock, at cost            (8)           (8)
                                                                   -----------    ----------
          Total stockholders' equity                                     5,024         5,076

  Commitments and contingencies
                                                                   -----------    ----------
                                                                   $     6,136         6,217
                                                                   -----------    ----------
                                                                   -----------    ----------


See accompanying notes to consolidated financial statements.

                       MOBLEY ENVIRONMENTAL SERVICES, INC.

                      Consolidated Statements of Operations
                (dollars in thousands, except per share amounts)
                                   (unaudited)


                                               Three Months Ended March 31,
                                               ----------------------------
                                                    1998          1997
                                                    ----          ----
Revenues                                         $       --            --
Cost of revenues                                         --            --
                                                 ----------    ----------
  Gross profit                                           --            --
General and administrative expenses                     159           158
                                                 ----------    ----------
  Operating loss                                       (159)         (158)
Interest income                                          77            --
Other income (expense)                                    5           (10)
                                                 ----------    ----------
  Loss from continuing operations before
    income taxes                                        (77)         (168)
Income taxes                                             --            --
                                                 ----------    ----------
  Loss from continuing operations                       (77)         (168)
                                                 ----------    ----------
Discontinued operations:
  Gain on sale of oilfield services segment              --         2,802

  Net income from operations of waste
    management services segment                          --           141
                                                 ----------    ----------
          Income from discontinued operations            --         2,943
                                                 ----------    ----------
          Net income (loss)                      $      (77)        2,775
                                                 ----------    ----------
                                                 ----------    ----------
Net income (loss) per share:
  Basic - continuing operations                       (0.01)        (0.02)
  Basic - discontinued operations                        --          0.33
                                                 ----------    ----------
                                                 $    (0.01)         0.31
                                                 ----------    ----------
                                                 ----------    ----------
Asuming dilution - continuing operations              (0.01)        (0.02)
Assuming dilution - discontinued operations              --          0.30
                                                 ----------    ----------
                                                 $    (0.01)         0.28
                                                 ----------    ----------
                                                 ----------    ----------
Weighted average number of
  common shares outstanding                       8,835,293     8,835,293
                                                 ----------    ----------
                                                 ----------    ----------

See accompanying notes to consolidated financial statements.

                       MOBLEY ENVIRONMENTAL SERVICES, INC.

                 Consolidated Statement of Stockholders' Equity
                        Three Months Ended March 31, 1998
                             (dollars in thousands)
                                   (unaudited)

Preferred Stock - none issued                                             $      --
                                                                          ---------

Class A Common Stock:
    Balance at December 31, 1997 and March 31, 1998                              43
                                                                          ---------

Class B Common Stock:
    Balance at December 31, 1997 and March 31, 1998                              47
                                                                          ---------

Additional Paid-In Capital:
    Balance at December 31, 1997 and March 31, 1998                          25,159
                                                                          ---------

Accumulated Deficit:
    Balance at December 31, 1997                                            (20,093)
    Net loss                                                                    (77)
                                                                          ---------
                  Balance at March 31, 1998                                 (20,170)
                                                                          ---------

Unrealized Gain on Investment Securities:
    Balance at December 31, 1997                                                 29
    Unrealized gain                                                               1
                                                                          ---------
                  Balance at March 31, 1998                                      30
                                                                          ---------

Deferred Compensation Costs Under Restricted Stock Agreements:
    Balance at December 31, 1997                                               (101)
    Amortization of unearned compensation                                        24
                                                                          ---------
                  Balance at March 31, 1998                                     (77)
                                                                          ---------

Treasury Stock:
    Balance at December 31, 1997 and March 31, 1998                              (8)
                                                                          ---------

                  Total stockholders' equity at March 31, 1998            $   5,024
                                                                          ---------
                                                                          ---------

          See accompanying notes to consolidated financial statements

                       MOBLEY ENVIRONMENTAL SERVICES, INC.

                      Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (unaudited)

                                                                      Three Months Ended March 31,
                                                                      ----------------------------
                                                                         1998               1997
                                                                      ---------          ---------
Cash flows from operating activities:
    Net income (loss)                                                   $ (77)             2,775
      Adjustments to reconcile net income (loss) to net
        cash used by operating activities:
      Gain on sale of oilfield services segment                            --             (2,802)
      Depreciation and amortization                                         6                453
      Deferred compensation costs under restricted
        stock agreements                                                   24                 24
      Changes in certain operating assets and liabilities:
        Receivables                                                         4               (466)
        Prepaid expenses and other current assets                          35                222
        Accounts payable                                                  (24)              (368)
        Accrued expenses                                                   (7)              (605)
                                                                        -----             ------
                  Net cash used by operating activities,
                    including discontinued operations                     (39)              (767)
                                                                        -----             ------

Cash flows from investing activities:
    Capital expenditures                                                   --                (78)
    Net proceeds from sale of oilfield services segment                    --              4,656
    Net proceeds from sale of investment securities                        56                 --
                                                                        -----             ------
                  Net cash provided by investing activities,
                    including discontinued operations                      56              4,578
                                                                        -----             ------

Cash flows from financing activities, including
    discontinued operations -
      Payments on long-term debt and notes payable                         --             (3,300)
                                                                        -----             ------

Net increase in cash and cash equivalents                                  17                511

Cash and cash equivalents at beginning of period                          353                385
                                                                        -----             ------

Cash and cash equivalents at end of period                              $ 370                896
                                                                        -----             ------
                                                                        -----             ------

See accompanying notes to consolidated financial statements.

                       MOBLEY ENVIRONMENTAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (unaudited)


(1)  BASIS OF PRESENTATION

     The accompanying financial statements present the consolidated accounts of Mobley Environmental Services, Inc. (the "Company") and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, of a normal and recurring nature and necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 1998, and the consolidated results of operations and cash flows for the periods presented herein. Interim results are not necessarily indicative of results for a full year. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these financial statements in accordance with generally accepted accounting principles. Actual results could differ from those estimates.

(2)  1997 ASSET SALES AND DISCONTINUED OPERATIONS

     During 1997, the Company sold substantially all of its operating assets in two separate transactions. The transactions and their impact on the Company's consolidated financial statements are described in the following paragraphs.

     SALE OF WASTE MANAGEMENT SERVICES ASSETS AND DISCONTINUANCE OF BUSINESS SEGMENT. On May 29, 1997, the Company sold substantially all of the assets related to its waste management services activities to United States Filter Corporation ("USF"). As a result of that transaction, the Company received $8,000,000 in shares of USF common stock (registered with the Securities and Exchange Commission) in exchange for such assets, and can earn up to an additional $4,000,000 in USF common stock based on the performance of the business during the two years following its sale. As of May 29, 1998, approximately 20% of the earnout was achieved and 28,294 shares of U.S. Filter stock was received for the first year of operations subsequent to closing the sale. Additionally, USF assumed certain liabilities (accounts payable and accrued expenses) as part of the transaction. The net assets which were the subject of this transaction have been removed from the consolidated balance sheet as of December 31, 1997. Such assets had a net book value (net of assumed liabilities) of approximately $14,965,060.

     During the year ended December 31, 1996, the Company recorded a charge of $7,621,000 (net of a deferred income tax benefit of $698,000), representing the estimated loss on the disposal of the business segment, including certain required capital expenditures prior to the sale amounting to approximately $900,000. In determining the estimated loss on disposal, only the $8,000,000 fixed portion of the sales price was considered (I.E., that portion which is contingent on the future performance of the business was ignored). Such loss was recognized in the third quarter of 1996, when

                       MOBLEY ENVIRONMENTAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (unaudited)

it was determined that a sale of the assets was necessary given the Company's inability to secure acceptable financing and concerns about its liquidity. Prior to that time, the evaluation of potential asset impairment had been made on a "going concern" basis and cash flow projections for the segment supported the carrying values of the related assets. The Company estimated that it would incur additional operating losses in this business segment, after the allocation of certain overhead and interest costs, amounting to approximately $331,000 during the phase-out period from October 1, 1996 to May 29, 1997. A provision for such estimated net losses was made during the year ended December 31, 1996. The Company's waste management services segment reported net income of approximately $141,000 during the three month period ended March 31, 1997.

     SALE OF OILFIELD SERVICES ASSETS AND DISCONTINUANCE OF BUSINESS SEGMENT. On January 20, 1997, the Company sold substantially all of the assets related to its oilfield services business to Dawson Production Services, Inc. ("Dawson"). As a result of this transaction, the Company received approximately $4,917,000 and a subordinated note in the amount of $500,000, due in January 2002, in exchange for such assets. The assets which were the subject of the sale had a net book value, based on historical cost adjusted for accumulated depreciation and amortization, of approximately $2,354,000. The results of operations associated with the discontinued segment through the disposal date, after allocation of certain overhead and interest costs, did not result in a loss. The Company's oilfield services segment generated net income of approximately $120,000 during the period October 1, 1996 to January 20, 1997. The Company recognized a gain upon completion of the sale, after transaction costs of approximately $261,000, amounting to approximately $2,802,000 in January 1997.

     Because of the outstanding contractual indemnification obligations of the Company resulting from its business divestitures and in light of pending litigation to which the Company is a party, the Company will remain in existence and incur certain general and administrative expenses for the foreseeable future but will have no operating assets. Therefore, certain general and administrative expenses and nonoperating income and expense have been accounted for as continuing operations. Future costs incurred in connection with these indemnification obligations and litigation responsibilities will be reported as part of the discontinued operations in which they originated or to which they related. The Company believes it is probable that it will continue to incur certain costs associated with these legal matters and accordingly established an accrual for estimated out-of-pocket expenses related to the ongoing administrative management of such matters. However, the Company is currently unable to reasonably estimate its potential exposure for defending such matters, any indemnity obligations resulting therefrom, and any corresponding insurance reimbursement (note 7).

     The Company's two business segments, waste management services and oilfield services, were accounted for as discontinued operations during 1997, and accordingly, their operations for the three months ended March 31, 1997 have been segregated in the accompanying consolidated statements of operations. The revenues, operating costs and expenses, and income taxes for the period ended March 31, 1997, has been reclassified for amounts associated with the discontinued segments. Due to the relative significance of the Company's business segments to its operations as a whole, and in light of the Company's decision in 1996 to divest itself of all of its operating assets, the Company allocated certain general and administrative expenses to the business segments for the three months ended

                       MOBLEY ENVIRONMENTAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (unaudited)

March 31, 1997 in the accompanying consolidated segments of operations. General and administrative expenses attributable to continuing operations were determined based upon an allocation of such costs between the business segments and continuing operations. Other income and expense were recorded as continuing operations as such amounts are not specifically attributable to either of the Company's business segments which were disposed of. Interest expense was allocated to the segments based on the outstanding indebtedness attributable to each of the business segments.

     Operating results of the Company's waste management services segment for the period ended March 31, 1997, were as follows (in thousands of dollars):

                                                                                  1997
                                                                                 ------
         Revenues                                                                $5,764
         Cost of revenues                                                         4,542
                                                                                 ------
                Gross profit                                                      1,222

         Selling, general and administrative expenses,
           including allocated amounts                                              964
                                                                                 ------
         Operating income                                                           258
         Interest expense, net                                                     (117)
                                                                                 ------
         Net income from operations of waste
           management services segment                                           $  141
                                                                                 ------
                                                                                 ------

         Operating results of the Company's oilfield services segment for the period ended March 31, 1997, were as follows (in thousands of dollars):

                                                                                  1997
                                                                                 ------
         Revenues                                                                $  231
         Cost of revenues                                                           168
                                                                                 ------
                Gross profit                                                         63
         Selling, general and administrative expenses,
           including allocated amounts                                               63
                                                                                 ------
         Net loss from operations of oilfield services segment                   $   --
                                                                                 ------
                                                                                 ------

     At March 31, 1998, the Company has net operating loss carryforwards for federal income tax purposes of approximately $6,000,000. Such amounts are available to offset future Federal taxable income, if any, through 2012 and expire in the following years: 2009 - approximately $1,700,000; 2010 - approximately $1,200,000; 2011 approximately $2,200,000 and 2012 -
approximately $900,000.

     Upon completion of the sale of the waste management services segment, the $8,000,000 of USF common stock was sold. Proceeds from this sale were used to pay off existing long-term debt and current liabilities, and the remaining proceeds were used to purchase investment grade fixed term securities. These investments are accounted for as investments available for sale. As of December 31,

                       MOBLEY ENVIRONMENTAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (unaudited)

1997 and March 31, 1998, approximately $825,000 in investments was held in escrow until May 29, 1998 to satisfy any indemnification obligations of the Company to U.S. Filter. As of May 29, 1998, approximately $500,000 were released from escrow. The remaining funds are being held by the escrow agent pending resolution of outstanding claims for which U.S. Filter seeks reimbursement from escrow.

(3)  ACCRUED EXPENSES

         At March 31, 1998 accrued expenses were comprised of the following:

           $  200,000    medical claims
              322,000    automobile, worker's compensation and general liability claims
              514,000    miscellaneous accruals for legal and divestiture costs
           ----------
           $1,036,000
           ----------
           ----------

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

(5)  EARNINGS PER SHARE

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

                       MOBLEY ENVIRONMENTAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (unaudited)

The following data shows amounts used in computing earnings per share under the provisions of SFAS 128: (In thousands, except per share amounts and share data).

                                                                         Three Months Ended
                                                                              March 31,
                                                                    -----------------------------
                                                                       1998                1997
                                                                    ----------          ---------
              Net income (loss)                                     $      (77)             2,775

              Weighted average number of common shares
                 used in basic EPS                                   8,835,293          8,835,293

              Effect of dilutive securities
                 1995 Employee Restricted Stock Plan                   168,000            340,000

              Weighted average number of common shares
                 and dilutive potential common stock used
                 in EPS assuming dilution                            9,003,293          9,175,293

(6)  COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued SFAS 130, REPORTING COMPREHENSIVE INCOME. SFAS 130 establishes standards for reporting and display of comprehensive income and its components and is effective for fiscal years beginning after December 15, 1997. The impact of SFAS 130 on the Company was not significant.

(7)  COMMITMENTS AND CONTINGENCIES

     LETTERS OF CREDIT. At March 31, 1998, letters of credit totaling approximately $1,012,000 had been provided by the Company to its insurance carrier in connection with its workers' compensation, general liability, and auto liability insurance policies.

     LITIGATION AND VARIOUS OTHER CLAIMS. The Company continues to defend various claims resulting from the operations of its former subsidiary, Gibraltar, which was sold effective December 31, 1994. As of August 21, 1998, four such lawsuits were pending. During the Company's ownership of Gibraltar, Gibraltar engaged in the collection, transportation, analysis, treatment management and disposal of various types of hazardous wastes. In the actions pending against the Company and/or Gibraltar, the plaintiffs complain of a variety of acts by Gibraltar which allegedly occurred in the course of its operations, including improper air emissions, nuisance odors, contamination of water supplies, and repeated and continuing violations of environmental laws. In the various pending actions, plaintiffs assert similar theories as the alleged basis for recovery, including negligence, nuisance, trespass, fraudulent concealment, assault and battery, and intentional infliction of

                       MOBLEY ENVIRONMENTAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (unaudited)

emotional distress. Likewise, the various plaintiffs in pending actions seek similar types of damages, including loss of property value and compensatory and punitive damages for personal injury and property damage for nuisance odors, physical discomfort and impairment, interference with use and enjoyment of property, medical expenses, mental anguish, and loss of earning capacity. An additional claimant seeks permanent closure of the facility and civil penalties as the remedy for alleged violations by Gibraltar of environmental protection statutes and endangerment to public health and the environment. While all of the four actions are technically pending, one case was dismissed by the trial judge for plaintiff's failure to file expert reports as required by a case management order. This action has been appealed.

     These matters raise difficult and complex factual and legal issues, including but not limited to, the nature and amount of the Company's liability, if any. Although the Company is a defendant in some litigation, in other matters the Company's potential liability arises from material contractual indemnifications given by the Company to the purchaser of Gibraltar. In particular, in connection with the sale of Gibraltar, the Company made extensive representations and warranties regarding Gibraltar. The Company is required to indemnify AEC for all losses resulting from breaches of representations and warranties and pending or future claims or proceedings resulting from circumstances existing prior to closing. The terms of the stock purchase agreement between AEC and the Company provided that such indemnification obligations would extend through June 30, 1996 (or in the case of tax, environmental and ERISA claims, through June 30, 1998). However, the Company and AEC have executed a Tolling Agreement dated July 30, 1997, pursuant to which the statute of limitations period for certain potential claims by either party against the other has been tolled from July 30, 1997 through July 30, 2000. These indemnifications may include the potential liability of former customers of Gibraltar, approximately 50 of which have also become defendants in litigation involving Gibraltar's operations.

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

                       MOBLEY ENVIRONMENTAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (unaudited)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Prior to May 29, 1997, the Company's business involved providing diverse environmental and field-related services to industrial, governmental, and commercial markets, specializing in the collection, transportation, treatment, recycling and management of a wide variety of non-hazardous liquid hydrocarbons, oil filters, absorbents and related materials. Additionally, prior to January 20, 1997, through its oilfield services segment, the Company provided services for managing liquids used or produced during the life cycle of oil and gas wells.

     The following discussion is designed to assist in the understanding of the Company's financial condition as of March 31, 1998, as well as the Company's operating results for the three-month period ended March 31, 1998. Certain material events affecting the business of the Company are discussed in Item 1 of this report. The Notes to Consolidated Financial Statements contain additional information that should be read in conjunction with this discussion.

1997 ASSET SALES, DISCONTINUED OPERATIONS AND RESTRUCTURING CHARGES

     On January 20, 1997 and May 29, 1997, the Company completed transactions pursuant to which it sold substantially all of its operating assets in two separate transactions (see Note 2 of Notes to Consolidated Financial Statements). Because of these sales, results of operations of the Company's two business segments for the three months ended March 31, 1997, have been accounted for as discontinued operations in the accompanying consolidated financial statements. The transactions and their impact on the consolidated financial statements are described in the following paragraphs.

     SALE OF WASTE MANAGEMENT SERVICES ASSETS & DISCONTINUANCE OF BUSINESS SEGMENT. On May 29, 1997, the Company sold substantially all of the assets related to its waste management services activities to United States Filter Corporation ("USF"). As a result of that transaction, the Company received $8.0 million in shares of USF common stock (registered with the Securities and Exchange Commission) in exchange for such assets, and can earn up to an additional $4.0 million in USF common stock based on the performance of the business during the two years following its sale. As of May 29, 1998, approximately 20% of the earnout was achieved and 28,294 shares of U.S. Filter stock was received for the first year of operations subsequent to closing the sale. Additionally, USF assumed certain liabilities (accounts payable and accrued expenses) as part of the transaction. The net assets which were the subject of this transaction have been removed from the consolidated balance sheet as of December 31, 1997. Such assets had a net book value (net of assumed liabilities) of approximately $14,965,060.

     During the year ended December 31, 1996, the Company recorded a charge of $7,621,000 (net of a deferred income tax benefit of $698,000), representing the estimated loss on the disposal of the business segment including certain required capital expenditures prior to the sale. In determining the estimated loss on disposal, only the $8.0 million guaranteed portion of the sales price was considered (i.e., that portion which is contingent on the future performance of the business was ignored). The Company estimated that it would incur additional operating losses in this business segment after the allocation of certain overhead and interest costs, amounting to approximately $331,000 during the phase-out period from October 1, 1996 to May 1997. A provision for such estimated net losses was made during the year ended December 31, 1996. The Company's waste management services segment reported net income of approximately $141,000 during the three month period ended March 31, 1997.

     SALE OF OILFIELD SERVICES ASSETS AND DISCONTINUANCE OF BUSINESS SEGMENT. On January 20, 1997, the Company sold substantially all of the assets related to its oilfield services business to Dawson Production Services, Inc. ("Dawson"). As a result of that transaction, the Company received approximately $4,917,000 and a subordinated note in the amount of $500,000 due in January 2002 in exchange for such assets. The assets which were the subject of the sale had a net book value, based on historical cost adjusted for accumulated depreciation and amortization, of approximately $2,354,000. The results of operations associated with the discontinued segment through the disposal date, after allocation of certain overhead and interest costs, did not result in a loss. The Company recognized a gain upon completion of the sale, after transaction costs of approximately $261,000, amounting to approximately $2,802,000 in January 1997.

RESULTS OF OPERATIONS

     General and administrative expenses amounted to $159,000 and $158,000 for the three months ended March 31, 1998 and 1997, respectively. These costs represent the ongoing administrative costs of the Company after disposing all of its operating assets. Interest income of $77,000 was earned in the three month period ended March 31, 1998 on the investments available for sale and note receivable. There was no interest income earned for the three month period ended March 31, 1997 because the investment securities were not received until May 29, 1997 as a result of the sale of the waste management services business segment.

     Income from discontinued operations amounted to $2,943,000 for the three month period ended March 31, 1997. There was no income from discontinued operations for the 1998 period as all operating assets were disposed of in 1997.

CAPITAL RESOURCES AND LIQUIDITY

     All of the $8.0 million in U.S. Filter common stock received at the time of the closing of the sale of its waste management services assets has been sold. Cash from the USF stock sale, along with the proceeds from the sale of the oilfield services assets, resulted in net proceeds totaling approximately $8.2 million after repayment of the outstanding bank indebtedness and transaction expenses. Such net proceeds were used to fund the current liabilities retained by the Company following the sales, with the remaining surplus cash deployed in investment securities. General and administrative expenses incurred for the three month period ended March 31, 1998 were $159,000. The Company anticipates that ongoing general and administrative expenses will be approximately $540,000 annually, exclusive of any litigation costs, and expects earnings from investments to largely offset such costs. The amounts described herein are approximate and based on the Company's current estimates. Furthermore, there can be no assurance that such amounts will actually be realized.

     In addition to the aforementioned proceeds, under the terms of the asset purchase agreement with U.S. Filter, the Company may receive up to $4.0 million in USF common stock during the two-year period following the sale based on the performance of the hydrocarbon recycling business. As of May 29, 1998, approximately 20% of the earnout was achieved and 28,294 shares of U.S. Filter stock was received for the first year of operations subsequent to closing the sale. Additionally, in connection with the sale of the oilfield services business, the Company received a $500,000 subordinated note receivable from Dawson, bearing interest at 8.5%, which matures on January 4, 2002.

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

     Because of its indemnification obligations related to the sale of Gibraltar, as well as potential indemnity obligations with respect to the asset sales to USF and Dawson, and in light of the ongoing litigation (described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997), the Company, based on consultation with legal counsel, does not currently anticipate making a distribution to its stockholders in the foreseeable future. As circumstances change or additional information with respect to the extent of the Company's potential indemnity obligations becomes available, the Board of Directors will continue to evaluate various uses of the Company's funds. The Company has no plans to conduct any kind of operating business at any time in the future.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The cause of action styled DANIELS V. GIBRALTAR CHEMICAL RESOURCES, INC. has been set for trial in November 1998. There have been no other material developments in the legal proceedings described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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




Date:  August ___, 1998