Form 10-Q
period 1998-06-30
MOBLEY ENVIRONMENTAL SERVICES INC
filed 1998-10-14
CIK 877356

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                  ---------------

                                     FORM 10-Q

               /X/ Quarterly Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934
                     For the quarter period ended June 30, 1998

                                         OR

               / / Transition report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934
                      For the transition period from ____ to ____

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

   The number of shares outstanding of the registrant's common stock, as of July 31, 1997 was 4,259,650 shares of Class A Common Stock, $.01 par value and 4,575,643 shares of Class B Common Stock, $.01 par value.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        MOBLEY ENVIRONMENTAL SERVICES, INC.
                                     FORM 10-Q
                                       INDEX

PART I - FINANCIAL INFORMATION                                       PAGE
------------------------------                                       ----
Item 1.   Financial Statements (Unaudited)

          - Consolidated Balance Sheets - June 30, 1998
            and December 31, 1997                                     2

          - Consolidated Statements of Operations - Three
            Months and Six Months Ended June 30, 1998 and 1997        3

          - Consolidated Statement of Stockholders' Equity -
            Six Months Ended June 30, 1998                            4

          - Consolidated Statements of Cash Flows - Six Months
            Ended June 30, 1998 and 1997                              5

          - Notes to Consolidated Financial Statements              6-12

Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations           13-15

PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings                                          15

Item 2.   Changes in Securities                                      15

Item 3.   Defaults Upon Senior Securities                            15

Item 4.   Submission of Matters to a Vote of Security Holders        15

Item 5.   Other Information                                          15

Item 6.   Exhibits and Reports on Form 8-K                           15

Signatures                                                           16

Part I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        MOBLEY ENVIRONMENTAL SERVICES, INC.

                            Consolidated Balance Sheets
                               (dollars in thousands)
                                    (unaudited)

                                                                         June 30,       December 31,
                                                                           1998            1997
                                                                           ----            ----
                          Assets
                          ------
Current assets:
   Cash and cash equivalents                                            $    575            353
   Receivables                                                               374            373
   Prepaid expenses and other current assets                                  24             93
                                                                        --------        -------
               Total current assets                                          973            819

Property, plant and equipment, net                                           199            211
Note receivable                                                              500            500
Investment securities available for sale                                   4,745          4,495
Other assets, net                                                            192            192
                                                                        --------        -------
                                                                        $    609          6,217
                                                                        --------        -------
                                                                        --------        -------
                Liabilities and Stockholders' Equity
                ------------------------------------
Accounts payable                                                              96            100
Accrued expenses                                                             960          1,041
                                                                        --------        -------
               Total liabilities                                           1,056          1,141
                                                                        --------        -------
Stockholders' equity:
   Preferred stock; $.01 par value; 2,000,000 shares authorized;
     none issued                                                              --             --
   Common stock; $.01 par value:
     Class A; 15,000,000 shares authorized, 4,259,650 and
       4,155,097 shares issued and outstanding at June 30, 1998
       and December 31, 1997, respectively                                    43             43
     Class B; 10,000,000 shares authorized, 4,660,350 shares issued and 4,575,643 shares outstanding at June 30, 1998 and
       December 31, 1997, respectively                                        47             47
   Additional paid-in capital                                             25,159         25,159
   Accumulated deficit                                                   (19,672)       (20,093)
   Net unrealized gain on available for sale securities                       37             29
   Deferred compensation costs under restricted stock agreements             (53)          (101)
   Treasury stock; 84,707 shares of Class B common stock, at cost             (8)            (8)
                                                                        --------        -------
        Total stockholders' equity                                         5,553          5,076

   Commitments and contingencies
                                                                        --------        -------
                                                                        $  6,609          6,217
                                                                        --------        -------
                                                                        --------        -------

See accompanying notes to consolidated financial statements.

                        MOBLEY ENVIRONMENTAL SERVICES, INC.

                       Consolidated Statements of Operations
                  (dollars in thousands, except per share amounts)
                                    (unaudited)

                                                       Three Months Ended June 30,    Six Months Ended June 30,
                                                       ---------------------------    -------------------------
                                                          1998            1997          1998          1997
                                                        ---------      ---------      ---------      ---------
Revenues                                                $      --             --             --             --
Cost of revenues                                               --             --             --             --
                                                        ---------      ---------      ---------      ---------
          Gross profit                                         --             --             --             --

General and administrative expenses                           206            164            365            322
                                                        ---------      ---------      ---------      ---------
          Operating loss                                     (206)          (164)          (365)          (322)

Interest income                                               102             --            180             --
Interest expense                                               --            (11)            --            (11)
Gain on sale of US Filter stock                                --            531             --            531
Other expense                                                  (6)            --             (1)           (10)
                                                        ---------      ---------      ---------      ---------
          Income (loss) from continuing
            operations before income taxes                   (110)           356           (186)           188

Income taxes                                                   --             --             --             --

          Income (loss) from continuing operations           (110)           356           (186)           188
                                                        ---------      ---------      ---------      ---------
Discontinued operations, net of tax:
          Gain on sale of oilfield services segment            --             --             --          2,802

          Net gain from operations of waste
            management services segment                        --           (545)            --           (405)

          Net gain from earnout period of waste
            management services segment                       607             --            607             --
                                                        ---------      ---------      ---------      ---------
          Income (loss) from discontinued operations          607           (545)           607          2,397
                                                        ---------      ---------      ---------      ---------
          Net income (loss)                             $     497           (189)           421          2,585
                                                        ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------
Net income (loss) per share - basic and assuming
     dilution:
          Continuing operations                         $   (0.01)          0.04          (0.02)          0.02
          Discontinued operations                            0.07          (0.06)          0.07           0.27
                                                        ---------      ---------      ---------      ---------
                                                        $    0.06          (0.02)          0.05           0.29
                                                        ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------
Weighted average number of
          common shares outstanding                     8,835,293      8,835,293      8,835,293      8,835,293
                                                        ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------

See accompanying notes to consolidated financial statements.

                        MOBLEY ENVIRONMENTAL SERVICES, INC.

                   Consolidated Statement of Stockholders' Equity
                           Six Months Ended June 30, 1998
                               (dollars in thousands)
                                    (unaudited)

Preferred Stock - none issued                                           $     --
                                                                        --------
Class A Common Stock:
   Balance at December 31, 1997 and June 30, 1998                             43
                                                                        --------
Class B Common Stock:
   Balance at December 31, 1997 and June 30, 1998                             47
                                                                        --------
Additional Paid-In Capital:
   Balance at December 31, 1997 and June 30, 1998                         25,159
                                                                        --------
Accumulated Deficit:
   Balance at December 31, 1997                                          (20,093)
   Net income                                                                421
                                                                        --------
        Balance at June 30, 1998                                         (19,672)
                                                                        --------
Unrealized Gain on Investment Securities:
   Balance at December 31, 1997                                               29
   Unrealized gain                                                             8
                                                                        --------
        Balance at June 30, 1998                                              37
                                                                        --------
Deferred Compensation Costs Under Restricted Stock Agreements:
   Balance at December 31, 1997                                             (101)
   Amortization of unearned compensation                                      48
                                                                        --------
        Balance at June 30, 1998                                             (53)
                                                                        --------
Treasury Stock:
   Balance at December 31, 1997 and June 30, 1998                             (8)
                                                                        --------
        Total stockholders' equity at June 30, 1998                     $  5,553
                                                                        --------
                                                                        --------

See accompanying notes to consolidated financial statements

                        MOBLEY ENVIRONMENTAL SERVICES, INC.

                       Consolidated Statements of Cash Flows
                               (dollars in thousands)
                                    (unaudited)

                                                                             Six Months Ended June 30,
                                                                             -------------------------
                                                                                1998          1997
                                                                                ----          ----
Cash flows from operating activities:
  Net income                                                                    $ 421          2,585
     Adjustments to reconcile net income to net
      cash provided (used) by operating activities:
     Depreciation and amortization                                                 12            532
     Deferred income tax benefit                                                   --           (148)
     Bad debt expense                                                              --            152
     Deferred compensation costs under restricted stock agreements                 48             48
     Gain on sale of US Filter stock                                               --           (531)
     Gain on sale of oilfield services segment                                     --         (2,802)
     Gain on sale of investment securities and fixed assets                        (2)            --
     Changes in certain operating assets and liabilities:
       Trade receivables                                                           (1)        (1,275)
       Prepaid expenses and other current assets                                   69            346
       Accounts payable                                                            (4)          (795)
       Accrued expenses and other liabilities                                     (87)          (899)
                                                                                -----         ------
               Net cash provided (used) by operating activities,
                 including discontinued operations                                456         (2,787)

Cash flows from investing activities:
  Net proceeds from sale of oilfield services segment                              --          4,656
  Net proceeds from sale of US Filter stock                                        --          7,731
  Net proceeds from sale and maturity of investment securities                    809             --
  Purchase of investment securities                                              (250)        (2,000)
  US Filter stock received from earnout of waste management
   services segment                                                              (794)            --
  Net proceeds from sale of fixed assets                                            1             --
  Capital expenditures                                                             --           (112)
                                                                                -----         ------
               Net cash provided (used) by investing activities,
                 including discontinued operations                               (234)        10,275

Cash flows from financing activities - principal payments on
  long-term debt                                                                   --         (5,014)
                                                                                -----         ------
               Net cash used by financing activities,
                 including discontinued operations                                 --         (5,014)
                                                                                -----         ------
Net increase in cash and cash equivalents                                         222          2,474

Cash and cash equivalents at beginning of period                                  353            385
                                                                                -----         ------
Cash and cash equivalents at end of period                                      $ 575          2,859
                                                                                -----         ------
                                                                                -----         ------

See accompanying notes to consolidated financial statements.

                        MOBLEY ENVIRONMENTAL SERVICES, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   JUNE 30, 1998
                                    (unaudited)



(1)  BASIS OF PRESENTATION

     The accompanying financial statements present the consolidated accounts of Mobley Environmental Services, Inc. (the "Company") and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, of a normal and recurring nature and necessary for a fair presentation of the consolidated financial position of the Company as of June 30, 1998, and the consolidated results of operations and cash flows for the periods presented herein. Interim results are not necessarily indicative of results for a full year. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

     SALE OF WASTE MANAGEMENT SERVICES ASSETS AND DISCONTINUANCE OF BUSINESS SEGMENT. On May 29, 1997, the Company sold substantially all of the assets related to its waste management services activities to United States Filter Corporation ("USF"). As a result of that transaction, the Company received $8,000,000 in shares of USF common stock (registered with the Securities and Exchange Commission) in exchange for such assets, and can earn up to an additional $4,000,000 in USF common stock based on the performance of the business during the two years following its sale. As of May 29, 1998, approximately 20% of the earnout was achieved and 28,294 shares of U.S. Filter stock was received for the first year of operations subsequent to closing the sale. The fair value of the 28,294 shares at June 30, 1998 was approximately $794,000, which has been reported as a gain from discontinued operations for the six month period ended June 30, 1998. Additionally, USF assumed certain liabilities (accounts payable and accrued expenses) as part of the transaction. The net assets which were the subject of this transaction have been removed from the consolidated balance sheet as of December 31, 1997. Such assets had a net book value (net of assumed liabilities) of approximately $14,965,060.

     During the year ended December 31, 1996, the Company recorded a charge of $7,621,000 (net of a deferred income tax benefit of $698,000), representing the estimated loss on the disposal of the business segment, including certain required capital expenditures prior to the sale amounting to approximately $900,000. In determining the estimated loss on disposal, only the $8,000,000 fixed

                        MOBLEY ENVIRONMENTAL SERVICES, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   JUNE 30, 1998
                                    (unaudited)


portion of the sales price was considered (I.E., that portion which is contingent on the future performance of the business was ignored). Such loss was recognized in the third quarter of 1996, when it was determined that a sale of the assets was necessary given the Company's inability to secure acceptable financing and concerns about its liquidity. Prior to that time, the evaluation of potential asset impairment had been made on a "going concern" basis and cash flow projections for the segment supported the carrying values of the related assets. The Company estimated that it would incur additional operating losses in this business segment, after the allocation of certain overhead and interest costs, amounting to approximately $331,000 during the phase-out period from October 1, 1996 to May 29, 1997. A provision for such estimated net losses was made during the year ended December 31, 1996. The Company's waste management services segment reported a net loss of approximately $405,000 during the period from January 1, 1997 until May 29, 1997, the date of closing on the sale, which was in excess of the amounts previously accrued. The majority of the loss was created by additional charges related to automobile liability insurance claims and medical claims which were not included in the accruals established at December 31, 1996.

     On July 21, 1995, the Company acquired, pursuant to an asset purchase agreement dated June 7, 1995, certain assets of a group of three affiliated companies, including Romero Brothers Oil Exchange, Inc., Environmental Petroleum Products Co./EPPCO, and Environmental Insight, Inc. The asset purchase was effectuated through a newly-formed, wholly-owned subsidiary of the Company, HTI (Waste Management Services Segment). The Romero brothers had the right to earn shares in the Company based on the profitability of the acquired companies.
This right was suspended due to the sale of the waste management services segment. In order to settle this obligation and to offer the Romero brothers an incentive to remain with the business to maximize the Company's earnout, the Company paid the Romero brothers approximately $115,000 in June 1998. This payment had not been accrued and was recorded as a loss from discontinued operations. In addition, the Romero brothers are to receive a percentage of the Company's earnout with US Filter. Approximately $72,500 is to be paid to the Romero brothers during the third quarter of 1998 resulting from the earnout with US Filter that was achieved as of May 29, 1998 for the first year of operations subsequent to closing the sale of the waste management services segment. The payment has been accrued as of June 30, 1998 and is reported as a loss from discontinued operations.

     SALE OF OILFIELD SERVICES ASSETS AND DISCONTINUANCE OF BUSINESS SEGMENT.
On January 20, 1997, the Company sold substantially all of the assets related to its oilfield services business to Dawson Production Services, Inc. ("Dawson"). As a result of this transaction, the Company received approximately $4,917,000 and a subordinated note in the amount of $500,000, due in January 2002, in exchange for such assets. This note was paid in full during the fourth quarter of 1998. The assets which were the subject of the sale had a net book value, based on historical cost adjusted for accumulated depreciation and amortization, of approximately $2,354,000. The results of operations associated with the discontinued segment through the disposal date, after allocation of certain overhead and interest costs, did not result in a loss. The Company's oilfield services segment generated net income of approximately $120,000 during the period October 1, 1996 to January 20, 1997. The Company recognized a gain upon completion of the sale, after transaction costs of approximately $261,000, amounting to approximately $2,802,000 in January 1997.

                        MOBLEY ENVIRONMENTAL SERVICES, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   JUNE 30, 1998
                                    (unaudited)


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

     The Company's two business segments, waste management services and oilfield services, were accounted for as discontinued operations during 1997 and 1998, and accordingly, their operations for the six months ended June 30, 1997 and 1998 have been segregated in the accompanying consolidated statements of operations. The revenues, operating costs and expenses, and income taxes for the period ended June 30, 1997, has been reclassified for amounts associated with the discontinued segments. Due to the relative significance of the Company's business segments to its operations as a whole, and in light of the Company's decision in 1996 to divest itself of all of its operating assets, the Company allocated certain general and administrative expenses to the business segments for the six months ended June 30, 1997 in the accompanying consolidated segments of operations. General and administrative expenses attributable to continuing operations were determined based upon an allocation of such costs
between the business segments and continuing operations.   Other income and
expense were recorded as continuing operations as such amounts are not specifically attributable to either of the Company's business segments which were disposed of. Interest expense was allocated to the segments based on the outstanding indebtedness attributable to each of the business segments.

     Operating results of the Company's waste management services segment for the period ended June 30, 1997, were as follows (in thousands of dollars):

                                                       1997
                                                       ----
     Revenues                                         $9,489
     Cost of revenues                                  7,697
                                                      ------
          Gross profit                                 1,792

     Selling, general and administrative expenses,
      including allocated amounts                      2,208
                                                      ------
     Operating loss                                     (416)
     Income tax benefit                                  147
     Interest expense, net                              (136)
                                                      ------
     Net loss from operations of waste
      management services segment                     $ (405)
                                                      ------
                                                      ------

                        MOBLEY ENVIRONMENTAL SERVICES, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   JUNE 30, 1998
                                    (unaudited)


     Operating results of the Company's oilfield services segment for the period ended June 30, 1997, were as follows (in thousands of dollars):

                                                                1997
                                                                ----
     Revenues                                                   $231
     Cost of revenues                                            168
                                                                ----
               Gross profit                                       63
     Selling, general and administrative expenses,
      including allocated amounts                                 63
                                                                ----

     Net loss from operations of oilfield services segment      $ --
                                                                ----
                                                                ----

     At June 30, 1998, the Company has net operating loss carryforwards for federal income tax purposes of approximately $6,000,000. Such amounts are available to offset future Federal taxable income, if any, through 2012 and expire in the following years: 2009 - approximately $1,700,000; 2010 - approximately $1,200,000; 2011 - approximately $2,200,000 and 2012 -
approximately $900,000.

     Upon completion of the sale of the waste management services segment, the $8,000,000 of USF common stock was sold. Proceeds from this sale were used to pay off existing long-term debt and current liabilities, and the remaining proceeds were used to purchase investment grade fixed term securities. These investments are accounted for as investments available for sale. As of December 31, 1997, approximately $825,000 in investments was held in escrow until May 29, 1998 to satisfy any indemnification obligations of the Company to U.S. Filter. As of May 29, 1998, approximately $500,000 were released from escrow. In an agreement dated September 25, 1998 with U.S. Filter, an additional $55,000 was released from escrow, with all other funds being remitted to U.S. Filter.

(3)  ACCRUED EXPENSES

     At June 30, 1998 accrued expenses were comprised of the following:

              $200,000   medical claims
               337,000   automobile, worker's compensation and general liability
                         claims
               423,000   miscellaneous accruals for legal and divestiture costs
              --------
              $960,000
              --------
              --------

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

                        MOBLEY ENVIRONMENTAL SERVICES, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   JUNE 30, 1998
                                    (unaudited)


(5)  EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued SFAS 128, EARNINGS PER SHARE. SFAS 128 supersedes the earnings per share calculation methods of APB 15, effective for annual and interim periods ending after December 15, 1997. In accordance with this standard, earnings per share ("EPS") amounts presented on the Company's Consolidated Statements of Operations have been calculated using the measurement provisions of SFAS 128. Basic earnings per share is computed based on earnings available to common shareholders and the weighted average number of common shares outstanding. The earnings per share assuming dilution amounts presented are computed based on earnings available to common shareholders and the weighted average number of common shares outstanding, including shares assumed to be issued under the Company's 1995 Employee Restricted Stock Plan. The implementation of SFAS 128 had no impact on earnings per share.

     The following data shows amounts used in computing earnings per share under the provisions of SFAS 128: (In thousands, except per share amounts and share data).

                                                       Six Months Ended
                                                            June 30,
                                                    -------------------------
                                                       1998            1997
                                                    ----------      ---------
     Net income                                     $      421          2,585

     Weighted average number of common shares
       used in basic EPS                             8,835,293      8,835,293

     Effect of dilutive securities
       1995 Employee Restricted Stock Plan             168,000        168,000

     Weighted average number of common shares
       and dilutive potential common stock used
       in EPS assuming dilution                      9,003,293      9,003,293

(6)  COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued SFAS 130, REPORTING COMPREHENSIVE INCOME. SFAS 130 establishes standards for reporting and display of comprehensive income and its components and is effective for fiscal years beginning after December 15, 1997. The impact of SFAS 130 on the Company was not significant.

                        MOBLEY ENVIRONMENTAL SERVICES, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   JUNE 30, 1998
                                    (unaudited)


(7)  COMMITMENTS AND CONTINGENCIES

     LETTERS OF CREDIT. At June 30, 1998, letters of credit totaling approximately $1,012,000 had been provided by the Company to its insurance carrier in connection with its workers' compensation, general liability, and auto liability insurance policies.

     LITIGATION AND VARIOUS OTHER CLAIMS. The Company continues to defend various claims resulting from the operations of its former subsidiary, Gibraltar, which was sold effective December 31, 1994. As of October 2, 1998, four such lawsuits were pending. During the Company's ownership of Gibraltar, Gibraltar engaged in the collection, transportation, analysis, treatment management and disposal of various types of hazardous wastes. In the actions pending against the Company and/or Gibraltar, the plaintiffs complain of a variety of acts by Gibraltar which allegedly occurred in the course of its operations, including improper air emissions, nuisance odors, contamination of water supplies, and repeated and continuing violations of environmental laws.
In the various pending actions, plaintiffs assert similar theories as the alleged basis for recovery, including negligence, nuisance, trespass, fraudulent concealment, assault and battery, and intentional infliction of emotional distress. Likewise, the various plaintiffs in pending actions seek similar types of damages, including loss of property value and compensatory and punitive damages for personal injury and property damage for nuisance odors, physical discomfort and impairment, interference with use and enjoyment of property, medical expenses, mental anguish, and loss of earning capacity. An additional claimant seeks permanent closure of the facility and civil penalties as the remedy for alleged violations by Gibraltar of environmental protection statutes and endangerment to public health and the environment. While all of the four actions are technically pending, one case was dismissed by the trial judge for plaintiff's failure to file expert reports as required by a case management order. This action has been appealed.

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

                        MOBLEY ENVIRONMENTAL SERVICES, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   JUNE 30, 1998
                                    (unaudited)


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

     The following discussion is designed to assist in the understanding of the Company's financial condition as of June 30, 1998, as well as the Company's operating results for the six-month period ended June 30, 1998. Certain material events affecting the business of the Company are discussed in Item 1 of this report. The Notes to Consolidated Financial Statements contain additional information that should be read in conjunction with this discussion.

1997 ASSET SALES, DISCONTINUED OPERATIONS AND RESTRUCTURING CHARGES

     On January 20, 1997 and May 29, 1997, the Company completed transactions pursuant to which it sold substantially all of its operating assets in two separate transactions (see Note 2 of Notes to Consolidated Financial Statements). Because of these sales, results of operations of the Company's two business segments for the six months ended June 30, 1997 and 1998, have been accounted for as discontinued operations in the accompanying consolidated financial statements. The transactions and their impact on the consolidated financial statements are described in the following paragraphs.

     SALE OF WASTE MANAGEMENT SERVICES ASSETS & DISCONTINUANCE OF BUSINESS SEGMENT. On May 29, 1997, the Company sold substantially all of the assets related to its waste management services activities to United States Filter Corporation ("USF"). As a result of that transaction, the Company received $8.0 million in shares of USF common stock (registered with the Securities and Exchange Commission) in exchange for such assets, and can earn up to an additional $4.0 million in USF common stock based on the performance of the business during the two years following its sale. As of May 29, 1998, approximately 20% of the earnout was achieved and 28,294 shares of U.S. Filter stock was received for the first year of operations subsequent to closing the sale. The fair value of the 28,294 shares at June 30, 1998 was approximately $794,000, which has been reported as a gain from discontinued operations for the six month period ended June 30, 1998. Additionally, USF assumed certain liabilities (accounts payable and accrued expenses) as part of the transaction. The net assets which were the subject of this transaction have been removed from the consolidated balance sheet as of December 31, 1997. Such assets had a net book value (net of assumed liabilities) of approximately $14,965,060.

     During the year ended December 31, 1996, the Company recorded a charge of $7,621,000 (net of a deferred income tax benefit of $698,000), representing the estimated loss on the disposal of the business segment including certain required capital expenditures prior to the sale. In determining the estimated loss on disposal, only the $8.0 million guaranteed portion of the sales price was considered (i.e., that portion which is contingent on the future performance of the business was ignored). The Company estimated that it would incur additional operating losses in this business segment after the allocation of certain overhead and interest costs, amounting to approximately $331,000 during the phase-out period from October 1, 1996 to May 1997. A provision for such estimated net losses was made during the year ended December 31, 1996. The Company's waste management services segment reported a net loss of approximately $405,000 during the period from January 1, 1997 until May 29,

1997, the date of closing on the sale, which was in excess of the amounts previously accrued. The majority of the loss was created by additional charges related to automobile liability insurance claims and medical claims which were not included in the accruals established at December 31, 1996.

     On July 21, 1995, the Company acquired, pursuant to an asset purchase agreement dated June 7, 1995, certain assets of a group of three affiliated companies, including Romero Brothers Oil Exchange, Inc., Environmental Petroleum Products Co./EPPCO, and Environmental Insight, Inc. The asset purchase was effectuated through a newly-formed, wholly-owned subsidiary of the Company, HTI (Waste Management Services Segment). The Romero brothers had the right to earn shares in the Company based on the profitability of the acquired companies.
This right was suspended due to the sale of the waste management services segment. In order to settle this obligation and to offer the Romero brothers an incentive to remain with the business to maximize the Company's earnout, the Company paid the Romero brothers approximately $115,000 in June 1998. This payment had not been accrued and was recorded as a loss from discontinued operations. In addition, the Romero brothers are to receive a percentage of the Company's earnout with US Filter. Approximately $72,500 is to be paid to the Romero brothers during the third quarter of 1998 resulting from the earnout with US Filter that was achieved as of May 29, 1998 for the first year of operations subsequent to closing the sale of the waste management services segment. The payment has been accrued as of June 30, 1998 and is reported as a loss from discontinued operations.

     SALE OF OILFIELD SERVICES ASSETS AND DISCONTINUANCE OF BUSINESS SEGMENT.
On January 20, 1997, the Company sold substantially all of the assets related to its oilfield services business to Dawson Production Services, Inc. ("Dawson"). As a result of that transaction, the Company received approximately $4,917,000 and a subordinated note in the amount of $500,000 due in January 2002 in exchange for such assets. This note was paid in full during the fourth quarter of 1998. The assets which were the subject of the sale had a net book value, based on historical cost adjusted for accumulated depreciation and amortization, of approximately $2,354,000. The results of operations associated with the discontinued segment through the disposal date, after allocation of certain overhead and interest costs, did not result in a loss. The Company recognized a gain upon completion of the sale, after transaction costs of approximately $261,000, amounting to approximately $2,802,000 in January 1997.

RESULTS OF OPERATIONS

     General and administrative expenses amounted to $206,000 and $164,000 for the three months ended June 30, 1998 and 1997, respectively, and $365,000 and $322,000 for the six months ended June 30, 1998 and 1997, respectively. These costs represent the ongoing administrative costs of the Company after disposing all of its operating assets. Interest income of $102,000 and $180,000 was earned in the three month and six month period ended June 30, 1998, respectively, on the investments available for sale and note receivable. There was no significant interest income earned for the three month and six month period ended June 30, 1997 because the investment securities were not received until May 29, 1997 as a result of the sale of the waste management services business segment. In addition, a gain on the sale of US Filter shares in the amount of $531,000 was recorded in the second quarter of 1997 when substantially all of the US Filter stock was sold.

     Income from discontinued operations amounted to $2,397,000 for the six month period ended June 30, 1997. The $607,000 in income from discontinued operations for the three month and six month period ended June 30, 1998 is comprised of the $794,000 in US Filter stock received and approximately $115,000 cash paid and $72,500 to be paid to the Romero brothers resulting from the sale of the waste management services segment.

CAPITAL RESOURCES AND LIQUIDITY

     All of the $8.0 million in U.S. Filter common stock received at the time of the closing of the sale of its waste management services assets has been sold. Cash from the USF stock sale, along with the proceeds from the sale of the oilfield services assets, resulted in net proceeds totaling approximately $8.2 million after repayment of the outstanding bank indebtedness and transaction expenses. Such net proceeds were used to fund the current liabilities retained by the Company following the sales, with the remaining surplus cash deployed in investment securities. General and administrative expenses incurred for the six month period ended June 30, 1998 were $365,000. The Company anticipates that ongoing general and administrative expenses will be approximately $540,000 annually, exclusive of any litigation costs, and expects earnings from investments to partially offset such costs. The amounts described herein are approximate and based on the Company's current estimates. Furthermore, there can be no assurance that such amounts will actually be realized.

     In addition to the aforementioned proceeds, under the terms of the asset purchase agreement with U.S. Filter, the Company may receive up to $4.0 million in USF common stock during the two-year period following the sale based on the performance of the hydrocarbon recycling business. As of May 29, 1998, approximately 20% of the earnout was achieved and 28,294 shares of U.S. Filter stock was received for the first year of operations subsequent to closing the sale. The fair value of the 28,294 shares at June 30, 1998 was approximately $794,000, which has been reported as a gain from discontinued operations for the six month period ended June 30, 1998. Additionally, in connection with the sale of the oilfield services business, the Company received a $500,000 subordinated note receivable from Dawson, bearing interest at 8.5%, which matures on January 4, 2002. This note was paid in full during the fourth quarter of 1998.

     In connection with the sale of assets to U.S. Filter, 10% of the proceeds of such transaction (approximately $825,000) were required to be maintained in escrow for a period of one year from the closing of the transaction to satisfy indemnification obligations of the Company to U.S. Filter. On May 29, 1998, approximately $500,000 were released from escrow and paid to the Company. In an agreement dated September 25, 1998 with U.S. Filter, an additional $55,000 was released from escrow and paid to the Company with all other funds being remitted to U.S. Filter.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The cause of action styled DANIELS V. GIBRALTAR CHEMICAL RESOURCES, INC. has been set for trial in April 1999. There have been no other material developments in the legal proceedings described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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




Date:  October 2, 1998