Form 10-Q/A
period 1998-06-30
MOBLEY ENVIRONMENTAL SERVICES INC
filed 1998-10-15
CIK 877356

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                  ---------------

                                    FORM 10-Q/A

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

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

Part I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        MOBLEY ENVIRONMENTAL SERVICES, INC.

                            Consolidated Balance Sheets
                               (dollars in thousands)
                                    (unaudited)


                                                                         June 30,       December 31,
                                                                           1998            1997
                                                                           ----            ----
                          Assets
                          ------
Current assets:
   Cash and cash equivalents                                            $    575            353
   Receivables                                                               374            373
   Prepaid expenses and other current assets                                  24             93
                                                                        --------        -------
               Total current assets                                          973            819

Property, plant and equipment, net                                           199            211
Note receivable                                                              500            500
Investment securities available for sale                                   4,745          4,495
Other assets, net                                                            192            192
                                                                        --------        -------
                                                                        $  6,609          6,217
                                                                        --------        -------
                                                                        --------        -------
                Liabilities and Stockholders' Equity
                ------------------------------------
Accounts payable                                                              96            100
Accrued expenses                                                             960          1,041
                                                                        --------        -------
               Total liabilities                                           1,056          1,141
                                                                        --------        -------
Stockholders' equity:
   Preferred stock; $.01 par value; 2,000,000 shares authorized;
     none issued                                                              --             --
   Common stock; $.01 par value:
     Class A; 15,000,000 shares authorized, 4,259,650 and
       4,155,097 shares issued and outstanding at June 30, 1998
       and December 31, 1997, respectively                                    43             43
     Class B; 10,000,000 shares authorized, 4,660,350 shares issued and 4,575,643 shares outstanding at June 30, 1998 and
       December 31, 1997, respectively                                        47             47
   Additional paid-in capital                                             25,159         25,159
   Accumulated deficit                                                   (19,672)       (20,093)
   Net unrealized gain on available for sale securities                       37             29
   Deferred compensation costs under restricted stock agreements             (53)          (101)
   Treasury stock; 84,707 shares of Class B common stock, at cost             (8)            (8)
                                                                        --------        -------
        Total stockholders' equity                                         5,553          5,076

   Commitments and contingencies
                                                                        --------        -------
                                                                        $  6,609          6,217
                                                                        --------        -------
                                                                        --------        -------


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