Form 10-Q
period 1998-09-30
MOBLEY ENVIRONMENTAL SERVICES INC
filed 1998-11-13
CIK 877356

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                -----------

                                 FORM 10-Q

               (X) Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarter period ended September 30, 1998

                                     OR

              ( ) Transition Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934
                   For the transition period from_____ to _____

                        Commission File Number 0-19497

                                --------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __ .

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



Part I - FINANCIAL INFORMATION                                                        Page
                                                                                     ------
Item 1.   Financial Statements (Unaudited)

          - Consolidated Balance Sheets - September 30, 1998
            and December 31, 1997                                                        2

          - Consolidated Statements of Operations - Three
            Months and Nine Months Ended September 30, 1998 and 1997                     3

          - Consolidated Statement of Stockholders' Equity -
            Nine Months Ended September 30, 1998                                         4

          - Consolidated Statements of Cash Flows - Nine Months
            Ended September 30, 1998 and 1997                                            5

          - Notes to Consolidated Financial Statements                                 6-13

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                              14-17

Part II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                             17

Item 2.    Changes in Securities                                                         17

Item 3.    Defaults Upon Senior Securities                                               17

Item 4.    Submission of Matters to a Vote of Security Holders                           17

Item 5.    Other Information                                                             17

Item 6.    Exhibits and Reports on Form 8-K                                              17

Signatures                                                                               18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       MOBLEY ENVIRONMENTAL SERVICES, INC.

                           Consolidated Balance Sheets
                             (dollars in thousands)
                                   (unaudited)

                                                                                  September 30,     December 31,
                                                                                      1998              1997
                                                                                  -------------     ------------
                        ASSETS

Current assets:
    Cash and cash equivalents                                                       $    373             353
    Receivables                                                                          173             373
    Prepaid expenses and other current assets                                             --              93
                                                                                     -------         -------
                 Total current assets                                                    546             819

Property, plant and equipment, net                                                       194             211
Note receivable                                                                          500             500
Investment securities available for sale                                               4,462           4,495
Other assets, net                                                                        187             192
                                                                                     -------         -------
                                                                                    $  5,889           6,217
                                                                                     =======         =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                         112             100
Accrued expenses                                                                         476           1,041
                                                                                     -------         -------
                   Total liabilities                                                     588           1,141
                                                                                     -------         -------

Stockholders' equity:
    Preferred stock; $.01 par value; 2,000,000 shares authorized;
      none issued                                                                         --              --
    Common stock; $.01 par value:
      Class A; 15,000,000 shares authorized, 4,259,650 and 4,155,097 shares issued and outstanding at September 30, 1998
        and December 31, 1997, respectively                                               43              43
      Class B; 10,000,000 shares authorized, 4,660,350 shares issued and 4,575,643 shares outstanding at September 30, 1998 and
        December 31, 1997, respectively                                                   47              47
    Additional paid-in capital                                                        25,159          25,159
    Accumulated deficit                                                              (19,761)        (20,093)
    Accumulated other comprehensive income                                              (150)             29
    Deferred compensation costs under restricted stock agreements                        (29)           (101)
    Treasury stock; 84,707 shares of Class B common stock, at cost                        (8)             (8)
                                                                                       -----         -------
              Total stockholders' equity                                               5,301           5,076
                                                                                       -----         -------
    Commitments and contingencies
                                                                                    $  5,889           6,217
                                                                                     =======         =======

          See accompanying notes to consolidated financial statements.

                       MOBLEY ENVIRONMENTAL SERVICES, INC.

                      Consolidated Statements of Operations
                (dollars in thousands, except per share amounts)
                                   (unaudited)


                                                             Three Months                       Nine Months
                                                          Ended September 30,               Ended September 30,
                                                      ---------------------------       -------------------------
                                                          1998           1997                 1998         1997
                                                      ----------       ----------       -----------     ---------
Revenues                                              $       --               --                --            --
Cost of revenues                                              --               --                --            --
                                                      ----------       ----------       -----------     ---------

         Gross profit                                         --               --                --            --

General and administrative expenses                          182              194               547           516
                                                      ----------       ----------       -----------     ---------

         Operating loss                                     (182)            (194)             (547)         (516)

Interest income                                               77               79               257            69
Gain on sale of US Filter stock                               --               25                --           556
Gain on sale of assets                                        --               37                --            37
Other income (expense)                                        16                7                15            (4)
                                                      ----------       ----------       -----------     ---------

         Income (loss) from continuing
           operations before income taxes                    (89)             (46)              (275)          142

Income taxes                                                  --               --                 --            --
                                                      ----------       ----------       -----------     ---------
         Income (loss) from continuing operations            (89)             (46)              (275)          142
                                                      ----------       ----------           --------     ---------

Discontinued operations, net of tax:
         Gain on sale of oilfield services segment            --               --                 --         2,802

         Net loss from operations of waste
           management services segment                        --               --                 --          (405)

         Net gain from the earnout period of waste
           management services segment                        --               --                607            --
                                                      ----------       ----------           --------     ---------

         Income from discontinued operations                  --               --                607         2,397
                                                      ----------       ----------       -----------     ---------

         Net income (loss)                                   (89)             (46)               332         2,539

Other comprehensive income, net of tax:

         Net unrealized gains (losses) on
           securities                                       (187)              23              (179)           23
                                                      ----------       ----------       -----------     ---------

Comprehensive income (loss)                           $     (276)             (23)              153         2,562
                                                      ==========       ==========       ===========     =========

Net income (loss) per share -
    basic and assuming dilution:
         Continuing operations                        $    (0.01)          (0.01)              (0.03)        0.02
         Discontinued operations                            0.00            0.00                0.07         0.27
                                                      ----------       ----------       -----------     ---------

                                                      $    (0.01)          (0.01)               0.04         0.29
                                                      ==========       ==========       ===========     =========

Weighted average number of
         common shares outstanding                     8,835,293        8,835,293         8,835,293     8,835,293
                                                      ==========       ==========       ===========     =========

          See accompanying notes to consolidated financial statements.

                       MOBLEY ENVIRONMENTAL SERVICES, INC.

                 Consolidated Statement of Stockholders' Equity
                      Nine Months Ended September 30, 1998
                             (dollars in thousands)
                                   (unaudited)

Preferred Stock - none issued                                                               $         --
                                                                                            ------------

Class A Common Stock:
    Balance at December 31, 1997 and September 30, 1998                                               43
                                                                                            ------------

Class B Common Stock:
    Balance at December 31, 1997 and September 30, 1998                                               47
                                                                                            ------------

Additional Paid-In Capital:
    Balance at December 31, 1997 and September 30, 1998                                           25,159
                                                                                            ------------

Accumulated Deficit:
    Balance at December 31, 1997                                                                 (20,093)
    Net income                                                                                       332
                                                                                            ------------
                  Balance at September 30, 1998                                                  (19,761)
                                                                                            ------------

Accumulated Other Comprehensive Income:
    Balance at December 31, 1997                                                                      29
    Unrealized loss                                                                                 (179)
                                                                                            ------------
                  Balance at September 30, 1998                                                     (150)
                                                                                            ------------

Deferred Compensation Costs Under Restricted Stock Agreements:
    Balance at December 31, 1997                                                                    (101)
    Amortization of unearned compensation                                                             72
                                                                                            ------------
                  Balance at September 30, 1998                                                      (29)
                                                                                            ------------

Treasury Stock:
    Balance at December 31, 1997 and September 30, 1998                                               (8)
                                                                                            ------------

                  Total stockholders' equity at September 30, 1998                          $      5,301
                                                                                            ============

          See accompanying notes to consolidated financial statements

                       MOBLEY ENVIRONMENTAL SERVICES, INC.

                      Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (unaudited)


                                                                                  Nine Months Ended September 30,
                                                                                  -------------------------------
                                                                                         1998           1997
                                                                                        -----         ------
Cash flows from operating activities:
    Net income                                                                           $332          2,539
      Adjustments to reconcile net income to net
        cash provided (used) by operating activities:
      Depreciation and amortization                                                        17            535
      Deferred income tax benefit                                                          --           (148)
      Bad debt expense                                                                     --            152
      Deferred compensation costs under restricted stock agreements                        72             72
      Gain on sale of US Filter stock                                                      --           (556)
      Gain on sale of oilfield services segment                                            --         (2,802)
      Gain on sale of investment securities and fixed assets                               (2)           (35)
      Changes in certain operating assets and liabilities:
        Trade receivables                                                                 200           (883)
        Prepaid expenses and other current assets                                          93            301
        Other assets, net                                                                   5           --
        Accounts payable                                                                   12           (671)
        Accrued expenses and other liabilities                                           (475)        (1,789)
                                                                                        -----         ------
                  Net cash provided (used) by operating activities,
                    including discontinued operations                                     254         (3,285)

Cash flows from investing activities:
    Net proceeds from sale of oilfield services segment                                    --          4,656
    Net proceeds from sale of US Filter stock                                              --          8,556
    Net proceeds from sale and maturity of investment securities                          809            248
    Purchase of investment securities                                                    (250)        (4,801)
    US Filter stock received from earnout of waste management
      services segment                                                                   (794)          --
    Net proceeds from sale of fixed assets                                                  1             45
    Capital expenditures                                                                   --           (112)
                                                                                        -----         ------
                  Net cash provided (used) by investing activities,
                    including discontinued operations                                    (234)         8,592

Cash flows from financing activities - principal payments on
    long-term debt                                                                         --         (5,014)
                                                                                        -----         ------
                  Net cash used by financing activities,
                    including discontinued operations                                      --         (5,014)

Net increase in cash and cash equivalents                                                  20            293

Cash and cash equivalents at beginning of period                                          353            385
                                                                                        -----         ------

Cash and cash equivalents at end of period                                               $373            678
                                                                                        =====         ======

          See accompanying notes to consolidated financial statements.

                       MOBLEY ENVIRONMENTAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (unaudited)


 (1)     BASIS OF PRESENTATION

         The accompanying financial statements present the consolidated accounts of Mobley Environmental Services, Inc. (the "Company") and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, of a normal and recurring nature and necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 1998, and the consolidated results of operations and cash flows for the periods presented herein. Interim results are not necessarily indicative of results for a full year. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

         SALE OF WASTE MANAGEMENT SERVICES ASSETS AND DISCONTINUANCE OF BUSINESS SEGMENT. On May 29, 1997, the Company sold substantially all of the assets related to its waste management services activities to United States Filter Corporation ("USF"). As a result of that transaction, the Company received $8,000,000 in shares of USF common stock (registered with the Securities and Exchange Commission) in exchange for such assets, and can earn up to an additional $4,000,000 in USF common stock based on the performance of the business during the two years following its sale. Additionally, USF assumed certain liabilities (accounts payable and accrued expenses) as part of the transaction. The net assets which were the subject of this transaction have been removed from the consolidated balance sheet as of December 31, 1997. Such assets had a net book value (net of assumed liabilities) of approximately $14,965,060. As of May 29, 1998, approximately 20% of the earnout was achieved and 28,294 shares of U.S. Filter stock was received for the first year of operations subsequent to closing the sale. The fair value of the 28,294 shares at June 30, 1998 was approximately $794,000, which was reported as a gain from discontinued operations during the period ended June 30, 1998. As of September 30, 1998, the fair value of the stock had declined to approximately $453,000 resulting in a recorded unrealized loss of approximately $341,000.

         During the year ended December 31, 1996, the Company recorded a charge of $7,621,000 (net of a deferred income tax benefit of $698,000), representing the estimated loss on the disposal of the business segment, including certain required capital expenditures prior to the sale amounting to approximately $900,000. In determining the estimated loss on disposal, only the $8,000,000 fixed

                       MOBLEY ENVIRONMENTAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (unaudited)

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

         On July 21, 1995, the Company acquired, pursuant to an asset purchase agreement dated June 7, 1995, certain assets of a group of three affiliated companies, including Romero Brothers Oil Exchange, Inc., Environmental Petroleum Products Co./EPPCO, and Environmental Insight, Inc. The asset purchase was effectuated through a newly-formed, wholly-owned subsidiary of the Company, HTI (Waste Management Services Segment). The Romero brothers had the right to earn shares in the Company based on the profitability of the acquired companies. This right was suspended due to the sale of the waste management services segment. In order to settle this obligation and to offer the Romero brothers an incentive to remain with the business to maximize the Company's earnout, the Company paid the Romero brothers approximately $115,000 in June 1998. This payment had not been accrued and was recorded as a loss from discontinued operations. In addition, the Romero brothers are to receive a percentage of the Company's earnout with US Filter. Approximately $72,500 was paid to the Romero brothers during the third quarter of 1998 resulting from the earnout with US Filter that was achieved as of May 29, 1998 for the first year of operations subsequent to closing the sale of the waste management services segment. The payment has been reported as a loss from discontinued operations.

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

                       MOBLEY ENVIRONMENTAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (unaudited)

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

         The Company's two business segments, waste management services and oilfield services, were accounted for as discontinued operations during 1997 and 1998, and accordingly, their operations for the nine months ended September 30, 1997 and 1998 have been segregated in the accompanying consolidated statements of operations. The revenues and operating costs and expenses for the period ended September 30, 1997, have been reclassified for amounts associated with the discontinued segments. Due to the relative significance of the Company's business segments to its operations as a whole, and in light of the Company's decision in 1996 to divest itself of all of its operating assets, the Company allocated certain general and administrative expenses to the business segments for the nine months ended September 30, 1997 in the accompanying consolidated segments of operations. General and administrative expenses attributable to continuing operations were determined based upon an allocation of such costs between the business segments and continuing operations. Other income and expense were recorded as continuing operations as such amounts are not specifically attributable to either of the Company's business segments which were disposed of. Interest expense was allocated to the segments based on the outstanding indebtedness attributable to each of the business segments.

         Operating results of the Company's waste management services segment for the period ended September 30, 1997, were as follows (in thousands of dollars):

                                                                           1997
                                                                        -------
Revenues                                                                 $9,489
Cost of revenues                                                          7,697
                                                                        -------
       Gross profit                                                       1,792

Selling, general and administrative expenses,
  including allocated amounts                                             2,208
                                                                        -------
Operating loss                                                             (416)
Income tax benefit                                                          147
Interest expense, net                                                      (136)
                                                                        -------
Net loss from operations of waste
  management services segment                                             $(405)
                                                                        =======

                       MOBLEY ENVIRONMENTAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (unaudited)

         Operating results of the Company's oilfield services segment for the period ended September 30, 1997, were as follows (in thousands of dollars):

                                                                    1997
                                                                    ----
Revenues                                                            $231
Cost of revenues                                                     168
                                                                    ----
       Gross profit                                                   63
Selling, general and administrative expenses,
  including allocated amounts                                         63
                                                                    ----
Net loss from operations of oilfield services segment               $--
                                                                    ====

         At September 30, 1998, the Company has net operating loss carryforwards for federal income tax purposes of approximately $6,000,000. Such amounts are available to offset future Federal taxable income, if any, through 2012 and expire in the following years: 2009 - approximately $1,700,000; 2010 - approximately $1,200,000; 2011 - approximately $2,200,000 and 2012 -
approximately $900,000.

         Upon completion of the sale of the waste management services segment, the $8,000,000 of USF common stock was sold resulting in a gain of $556,000 which is reflected in continuing operations. Proceeds from this sale were used to pay off existing long-term debt and current liabilities, and the remaining proceeds were used to purchase investment grade fixed term securities. These investments are accounted for as investments available for sale. As of December 31, 1997, approximately $825,000 in investments was held in escrow until May 29, 1998 to satisfy any indemnification obligations of the Company to U.S. Filter. As of May 29, 1998, approximately $500,000 were released from escrow. In an agreement dated September 25, 1998 with U.S. Filter, an additional $55,000 was released from escrow, with all other funds being remitted to U.S. Filter.

(3)      ACCRUED EXPENSES

         At September 30, 1998 accrued expenses were comprised of the following:

             $ 50,000    medical claims
              255,000    automobile, worker's compensation and general
                           liability claims
              248,000    miscellaneous accruals for legal and divestiture costs
              (77,000)   deferred taxes on unrealized loss on available for
                           sale securities
             --------
             $476,000
             ========

(4)      NOTES PAYABLE

         The Company had a credit agreement (the "Credit Agreement") that provided up to $6,500,000 in available credit for the Company. In connection with the closing of the sale of the Company's oilfield services segment in January 1997, the Company repaid $3,300,000 of outstanding indebtedness

                       MOBLEY ENVIRONMENTAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (unaudited)

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

                                                            Nine Months Ended
                                                               September 30,
                                                       ------------------------
                                                             1998          1997
                                                       ----------     ---------
Net income                                             $      332         2,539

Weighted average number of common shares
   used in basic EPS                                    8,835,293     8,835,293

Effect of dilutive securities
   1995 Employee Restricted Stock Plan                    168,000       168,000

Weighted average number of common shares
   and dilutive potential common stock used
   in EPS assuming dilution                             9,003,293     9,003,293

(6)      COMPREHENSIVE INCOME

         In June 1997, the Financial Accounting Standards Board issued SFAS 130, REPORTING COMPREHENSIVE INCOME. SFAS 130 establishes standards for reporting and display of comprehensive income and its components and is effective for fiscal years beginning after December 15, 1997. The impact of SFAS 130 on the Company was not significant until the third quarter of 1998. The Standards in SFAS 130 were adopted in the third quarter of 1998.
Prior year comparative amounts have been reported.

                       MOBLEY ENVIRONMENTAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (unaudited)

 (7)     COMMITMENTS AND CONTINGENCIES

         LETTERS OF CREDIT. At September 30, 1998, letters of credit totaling approximately $1,012,000 had been provided by the Company to its insurance carrier in connection with its workers' compensation, general liability, and auto liability insurance policies.

         LITIGATION AND VARIOUS OTHER CLAIMS. The Company continues to defend various claims resulting from the operations of its former subsidiary, Gibraltar, which was sold effective December 31, 1994. As of November 6, 1998, four such lawsuits were pending. During the Company's ownership of Gibraltar, Gibraltar engaged in the collection, transportation, analysis, treatment management and disposal of various types of hazardous wastes. In the actions pending against the Company and/or Gibraltar, the plaintiffs complain of a variety of acts by Gibraltar which allegedly occurred in the course of its operations, including improper air emissions, nuisance odors, contamination of water supplies, and repeated and continuing violations of environmental laws. In the various pending actions, plaintiffs assert similar theories as the alleged basis for recovery, including negligence, nuisance, trespass, fraudulent concealment, assault and battery, and intentional infliction of emotional distress. Likewise, the various plaintiffs in pending actions seek similar types of damages, including loss of property value and compensatory and punitive damages for personal injury and property damage for nuisance odors, physical discomfort and impairment, interference with use and enjoyment of property, medical expenses, mental anguish, and loss of earning capacity. An additional claimant seeks permanent closure of the facility and civil penalties as the remedy for alleged violations by Gibraltar of environmental protection statutes and endangerment to public health and the environment. While all of the four actions are technically pending, one case was dismissed by the trial judge for plaintiff's failure to file expert reports as required by a case management order. This action has been appealed.

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

                       MOBLEY ENVIRONMENTAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (unaudited)

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

                       MOBLEY ENVIRONMENTAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (unaudited)

YEAR 2000 COMPLIANCE

         The Company has made an assessment of the potential risk associated with the Year 2000 issue. The Company has no operations subsequent to the sale of its operating assets as previously discussed. The risk related to internal systems is minimal due to the limited accounting functions that are currently required. The Company does rely upon third parties such as its investment advisors and custodians. There can be no assurance that these third parties will be compliant but due to the limited activity, these functions could be performed by the Company.

        The Company is not aware of any additional cost required to become Year 2000 compliant nor is it aware of any contingency plans that would require additional funding.

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

         The following discussion is designed to assist in the understanding of the Company's financial condition as of September 30, 1998, as well as the Company's operating results for the nine-month period ended September 30, 1998. Certain material events affecting the business of the Company are discussed in
Item 1 of this report. The Notes to Consolidated Financial Statements contain additional information that should be read in conjunction with this discussion.

1997 ASSET SALES, DISCONTINUED OPERATIONS AND RESTRUCTURING CHARGES

         On January 20, 1997 and May 29, 1997, the Company completed transactions pursuant to which it sold substantially all of its operating assets in two separate transactions (see Note 2 of Notes to Consolidated Financial Statements). Because of these sales, results of operations of the Company's two business segments for the nine months ended September 30, 1997 and 1998, have been accounted for as discontinued operations in the accompanying consolidated financial statements. The transactions and their impact on the consolidated financial statements are described in the following paragraphs.

         SALE OF WASTE MANAGEMENT SERVICES ASSETS & DISCONTINUANCE OF BUSINESS SEGMENT. On May 29, 1997, the Company sold substantially all of the assets related to its waste management services activities to United States Filter Corporation ("USF"). As a result of that transaction, the Company received $8.0 million in shares of USF common stock (registered with the Securities and Exchange Commission) in exchange for such assets, and can earn up to an additional $4.0 million in USF common stock based on the performance of the business during the two years following its sale. Additionally, USF assumed certain liabilities (accounts payable and accrued expenses) as part of the transaction. The net assets which were the subject of this transaction have been removed from the consolidated balance sheet as of December 31, 1997. Such assets had a net book value (net of assumed liabilities) of approximately $14,965,060. As of May 29, 1998, approximately 20% of the earnout was achieved and 28,294 shares of U.S. Filter stock was received for the first year of operations subsequent to closing the sale. The fair value of the 28,294 shares at June 30, 1998 was approximately $794,000, which was reported as a gain from discontinued operations during the period ended June 30, 1998. As of September 30, 1998, the fair value of the stock had declined to approximately $453,000 resulting in a recorded unrealized loss of approximately $341,000.

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

         On July 21, 1995, the Company acquired, pursuant to an asset purchase agreement dated June 7, 1995, certain assets of a group of three affiliated companies, including Romero Brothers Oil Exchange, Inc., Environmental Petroleum Products Co./EPPCO, and Environmental Insight, Inc. The asset purchase was effectuated through a newly-formed, wholly-owned subsidiary of the Company, HTI (Waste Management Services Segment). The Romero brothers had the right to earn shares in the Company based on the profitability of the acquired companies. This right was suspended due to the sale of the waste management services segment. In order to settle this obligation and to offer the Romero brothers an incentive to remain with the business to maximize the Company's earnout, the Company paid the Romero brothers approximately $115,000 in June 1998. This payment had not been accrued and was recorded as a loss from discontinued operations. In addition, the Romero brothers are to receive a percentage of the Company's earnout with US Filter. Approximately $72,500 was paid to the Romero brothers during the third quarter of 1998 resulting from the earnout with US Filter that was achieved as of May 29, 1998 for the first year of operations subsequent to closing the sale of the waste management services segment. The payment has been reported as a loss from discontinued operations.

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

RESULTS OF OPERATIONS

    General and administrative expenses amounted to $182,000 and $194,000 for the three months ended September 30, 1998 and 1997, respectively, and $547,000 and $516,000 for the nine months ended September 30, 1998 and 1997, respectively. These costs represent the ongoing administrative costs of the Company after disposing of all of its operating assets. Interest income of $257,000 and $69,000 was earned in the nine months ended September 30, 1998 and 1997, respectively, on the investments available for sale and note receivable. The increase resulted because the investment securities were not received until May 29, 1997 as a result of the sale of the waste management services business segment. In addition, a gain on the sale of US Filter shares in the amount of $556,000 was recorded during the nine month period ended September 30, 1997 as substantially all of the US Filter stock was sold.

    Income from discontinued operations amounted to $2,397,000 for the nine month period ended September 30, 1997. The $607,000 in income from discontinued operations for the nine month period ended September 30, 1998 is comprised of the $794,000 in US Filter stock received and approximately $187,500 cash paid to the Romero brothers resulting from the sale of the waste management services segment.

CAPITAL RESOURCES AND LIQUIDITY

         All of the $8.0 million in U.S. Filter common stock received at the time of the closing of the sale of its waste management services assets has been sold. Cash from the USF stock sale, along with the proceeds from the sale of the oilfield services assets, resulted in net proceeds totaling approximately $8.2 million after repayment of the outstanding bank indebtedness and transaction expenses. Such net proceeds were used to fund the current liabilities retained by the Company following the sales, with the remaining surplus cash deployed in investment securities. General and administrative expenses incurred for the nine month period ended September 30, 1998 were $547,000. The Company anticipates that ongoing general and administrative expenses will be approximately $540,000 annually, exclusive of any litigation costs, and expects earnings from investments to partially offset such costs. The amounts described herein are approximate and based on the Company's current estimates. Furthermore, there can be no assurance that such amounts will actually be realized.

         In addition to the aforementioned proceeds, under the terms of the asset purchase agreement with U.S. Filter, the Company may receive up to $4.0 million in USF common stock during the two-year period following the sale based on the performance of the hydrocarbon recycling business. As of May 29, 1998, approximately 20% of the earnout was achieved and 28,294 shares of U.S. Filter stock was received for the first year of operations subsequent to closing the sale. The fair value of the 28,294 shares at June 30, 1998 was approximately $794,000, which was reported as a gain from discontinued operations during the period ended June 30, 1998. As of September 30, 1998, the fair value of the stock had declined to approximately $453,000 resulting in a recorded unrealized loss of approximately $341,000. Additionally, in connection with the sale of the oilfield services business, the Company received a $500,000 subordinated note receivable from Dawson, bearing interest at 8.5%, which matures on January 4, 2002. This note was paid in full during the fourth quarter of 1998.

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

YEAR 2000 COMPLIANCE

         The Company has made an assessment of the potential risk associated with the Year 2000 issue. The Company has no operations subsequent to the sale of its operating assets as previously discussed. The risk related to internal systems is minimal due to the limited accounting functions that are currently required. The Company does rely upon third parties such as its investment advisors and custodians. There can be no assurance that these third parties will be compliant but due to the limited activity, these functions could be performed by the Company.

         The Company is not aware of any additional cost required to become Year 2000 compliant nor is it aware of any contingency plans that would require additional funding.

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

                                            MOBLEY ENVIRONMENTAL SERVICES, INC.
                                            (Registrant)

                                            /s/ John Mobley
                                            ---------------------------------
                                            John Mobley
                                            Chairman of the Board and Chief
                                            Financial Officer




Date:  November 6, 1998