Form 10KSB
period 1998-12-31
MOBLEY ENVIRONMENTAL SERVICES INC
filed 1999-03-31
CIK 877356

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Fiscal Year Ended December 31, 1998

                                                        OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from __________ to __________

                         COMMISSION FILE NUMBER 0-19497

                       MOBLEY ENVIRONMENTAL SERVICES, INC.
                 (Name of Small Business Issuer in Its Charter)

              DELAWARE                                  75-2242963
  (State or Other jurisdiction of         (I.R.S. Employer Identification No.)
  Incorporation or Organization)


          c/o 111 CONGRESS AVENUE, SUITE 1400
                     AUSTIN, TEXAS                                   78701
       (Address of Principal Executive Offices)                   (Zip Code)

              ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: NONE

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X      No
   -----       -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for the most recent fiscal year: $ -0-

The aggregate market value of the voting and non-voting common entity (Class A Common Stock) held by non-affiliates computed by reference to the average bid and asked price of such common equity as reported by the OTC Bulletin Board as of March 1, 1999 was estimated to be $795,947.

The number of shares outstanding of the issuer's common stock, as of March 1, 1999 was 4,259,650 shares of Class A Common Stock, $.01 par value and 4,575,643 shares of Class B Common Stock, $.01 par value.

Transitional Small Business Disclosure Format:  Yes       No  X
                                                   -----    -----

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 FORM 10-KSB INDEX

                                       PART I


                                                                          Page Number
                                                                          -----------
Item 1.   Business................................................................  1

Item 2.   Properties..............................................................  4

Item 3.   Legal Proceedings.......................................................  4

Item 4.   Submission of Matters to a Vote of Security Holders.....................  6

                                       PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters...  6

Item 6.   Management's Discussion and Analysis....................................  7

Item 7.   Financial Statements.................................................... 11

Item 8.   Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure.................................................. 11

                                       PART III

Item 9.   Directors and Executive Officers; Compliance with Section 16(a)
            of the Exchange Act................................................... 11

Item 10.  Executive Compensation.................................................. 13

Item 11.  Security Ownership of Certain Beneficial Owners and Management.......... 14

Item 12.  Certain Relationships and Related Transactions.......................... 15

                                       PART IV

Item 13.  Exhibits List and Reports on Form 8-K................................... 16

          Signatures.............................................................. 18

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

     The Company's oilfield services business was founded in 1943, and in 1980 the Company expanded into the hazardous waste treatment and disposal business. However, the Company completed the sale of Gibraltar on December 31, 1994; and since that time, the Company has not been involved in the commercial management of hazardous wastes.

     In 1987, the Company expanded its waste management services activities to include the collection and treatment of non-hazardous, hydrocarbon-laden wastes for customers outside the oil and gas industry. In 1995, the Company, through a newly-formed subsidiary, Hydrocarbon Technologies, Inc., broadened its hydrocarbon recycling and recovery activities to include the collection and marketing of used oil and oil filters through the acquisition of the assets of a group of three related recycling companies. Additionally, during 1996, the Company completed construction of two new facilities for the recycling of used motor oil and fuel mixtures into higher-value finished products for sale and the processing and recycling of used oil filters, absorbents and related materials.

     As further discussed below (see "Business Strategy and Background of Disposition Transactions") on January 20, 1997, the Company completed the sale of the assets used in its oilfield services business to Dawson Production Services, Inc. ("Dawson"). Thereafter, the Company completed the sale (the "Transaction") of its hydrocarbon recycling and recovery assets to the United States Filter Corporation ("U.S. Filter") on May 29, 1997.

RESTRUCTURING AND DIVESTITURE OF HAZARDOUS WASTE OPERATIONS

     In late 1993, the Company determined that the divestiture of its hazardous waste business conducted by Gibraltar was in the best interests of the Company and its shareholders. On May 10, 1994 the Company entered into a definitive agreement (the "Stock Purchase Agreement") for the sale of all of the outstanding shares of common stock of Gibraltar to American Ecology Corporation ("AEC"), and such sale was completed effective December 31, 1994. See Note 3 of Notes to Consolidated Financial Statements set forth in Item 7 herein. The Company made extensive warranties and representations in the Stock Purchase

Agreement, including the absence of any liabilities arising prior to closing other than those disclosed to AEC. The Company is required to indemnify AEC for all losses resulting from breaches of warranties and representations and pending or future claims or proceedings resulting from circumstances existing prior to closing through June 30, 1996 (or in the case of tax, environmental and ERISA claims, through June 30, 1998). However, the Company and AEC executed a Tolling Agreement dated July 30, 1997, pursuant to which the statute of limitations period for certain potential claims by either party against the other was tolled from July 30, 1997 through July 30, 2000. The maximum liability of the Company under such indemnity with respect to undisclosed claims is $3.0 million; there is no limit with respect to disclosed liabilities. See Note 14 of Notes to Consolidated Financial Statements set forth in Item 7 herein for further information regarding certain obligations and contingent liabilities relating to Gibraltar.

BUSINESS STRATEGY AND BACKGROUND OF DISPOSITION TRANSACTIONS

     Having exited the hazardous waste industry with the sale of Gibraltar, the Company focused on the continued growth and development of its non-hazardous hydrocarbon recycling and recovery business. The Company's Board of Directors and management believed that its core skills in managing liquid hydrocarbon wastes, combined with its experience in processing industrial oily wastes, formed a solid foundation for a business expansion into more advanced hydrocarbon recycling and recovery technologies. Specific plans were made for the engineering and construction of a distillate fuels production facility and oil filter recycling facility. The filter recycling facility began operations in April, 1996, and the distillate fuels production facility began full-scale operations in August, 1996.

     In October 1995, the Company engaged Cureton and Co., Incorporated ("Cureton & Co."), an investment banking and business advisory firm, to assist it with the investigation and possible financing of other business combination opportunities that had come to the Company's attention. With the assistance of Cureton & Co., the Company investigated possible relationships or affiliations with a variety of entities whose operations might be a feasible expansion of, or complementary to, the Company's existing operations or those contemplated under its strategic plan. Of the discussions undertaken by management, PORI International, Inc. ("PORI"), based in Baltimore, Maryland, emerged as a candidate for serious consideration. On March 11, 1996, the Company's discussions with PORI culminated in a letter of intent to acquire substantially all of PORI's assets with completion of the transaction subject to, among other things, the Company's ability to secure the necessary financing.

      Operating losses sustained by the Company in early 1996, coupled with the capital spending program associated with the execution of its growth strategy, significantly weakened the Company's liquidity over the first half of 1996. As a result of the Company's deteriorated financial condition and unfavorable results of operations, bank debt financing was effectively eliminated as a viable source of funds for the continued execution of its strategic plan. Through Cureton & Co., the Company contacted numerous persons during the summer of 1996 to discuss the possibilities of a private investment in the Company or other strategic alliance. Through an exhaustive process, U.S. Filter emerged as the most viable party interested in pursuing a specific transaction with the Company. After lengthy discussions, it became clear that U.S. Filter was not interested in joint ownership and would only proceed with negotiations on the basis of purchasing, with shares of U.S. Filter common stock as consideration, the Company's entire interest in its hydrocarbon recycling and oil/water processing business.

     On October 9, 1996, the Company's Board of Directors authorized the Company to enter into a letter of intent to sell to U.S. Filter the net assets of the Company's hydrocarbon recycling and recovery business in consideration for U.S. Filter common stock having an aggregate exchange value of $8.0 million, plus the right to receive additional shares of U.S. Filter common stock with an exchange value of up to $4.0 million upon the attainment of certain financial performance goals by the business in the two-year period following the sale. The Company executed a letter of intent with U.S. Filter on October 30, 1996, and thereafter, on April 25, 1997, the parties executed a definitive Asset Purchase Agreement (the "Agreement"). In conjunction with this decision, the Company abandoned its plans to acquire the assets of PORI; such assets were subsequently acquired by U.S. Filter in February 1997.

WASTE MANAGEMENT SERVICES

     Since the divestiture of Gibraltar at year-end 1994 through the May 29, 1997 disposition of the Company's remaining operating assets, the waste management services provided by the Company consisted of the collection, transportation, treatment, recycling, and management of non-hazardous liquid industrial hydrocarbons, off-specification motor fuels, used oils, oil filters, absorbents and related materials. These activities are collectively referred to herein as "hydrocarbon recycling and recovery". These activities are no longer conducted by the Company.

OILFIELD SERVICES

      This business segment consisted of the transportation, management and disposal of various liquids which are used or produced as waste in the drilling, completion, and production operations of oil and gas wells. In light of its decision to sell the assets of its hydrocarbon recycling and recovery business, the Company's Board of Directors evaluated the remainder of the Company's business activities, being its oilfield services business. Given the relatively high administrative costs of operating a business as small as the oilfield services business on a stand-alone basis, and the rather limited growth opportunities available to the Company for this business, the Board of Directors concluded that a sale of the business was in the best interest of the Company. On January 20, 1997, the Company completed the sale of substantially all of its oilfield services assets to Dawson. See Note 2 of Notes to Consolidated Financial Statements set forth in Item 7 herein for related information regarding this segment of the Company's business.

INSURANCE

      Since the sale of the Company's operating assets, the Company has maintained directors and officers liability and general liability insurance policies.

EMPLOYEES

     The Company currently has no employees.

INVESTMENT SECURITIES HELD BY THE COMPANY

     All of the U.S. Filter common stock received at the time of the closing of the sale of its waste management services assets (in May 1997) has been sold. Cash from the U.S. Filter stock sale, along with the proceeds from the sale of the oilfield services assets, were used to pay bank indebtedness, transaction expenses, and current liabilities. Remaining proceeds were used to purchase investment grade fixed term securities. Such securities include U.S. Treasury and corporate bonds. However, the Company currently holds
28,294 shares of U.S. Filter common stock received, pursuant to the earnout provisions of the Agreement, in connection with the results of operations of the business by U.S. Filter during the first year of operations after the Transaction. See Consolidated Financial Statements set forth in Item 7 herein.

CURRENT STATUS AND FUTURE PLANS OF THE COMPANY

     The Company has had no operating assets since the sale of its oilfield services business and hydrocarbon recovery and recycling business in 1997. Because of its indemnity obligations related to the sale of Gibraltar, as well as potential indemnification responsibilities with respect to the sale of its operating assets, and considering ongoing litigation (see "LEGAL PROCEEDINGS" set forth in Item 3 herein and Note 14 of Notes to Consolidated Financial Statements set forth in Item 7 herein), the Company will remain in existence for the foreseeable future.

     The litigation involving the Company is in varying stages, with some cases in the early phases of discovery, while others are awaiting trial. The claims are unliquidated; and the Company's potential liability, even after available insurance coverage, could exceed the amount of its assets. Accordingly, based on consultation with legal counsel, the Company's Board of Directors believes that they are required by applicable law to hold the Company's assets as a fiduciary for potential creditors as well as the shareholders. No steps will be taken to reduce the corporate corpus of the Company by paying liquidating or other dividends to shareholders until these claims are resolved or more nearly quantified. In light of the nature and complexity of the litigation, the Company expects that it may take a period of up to several years to resolve these matters.

     As circumstances change or additional information with respect to the Company's potential indemnity obligations and litigation exposure becomes available, the Board of Directors will continue to evaluate various uses of the Company's funds. The Company has no plans to conduct any kind of operating business at any time in the future.

ITEM 2.   PROPERTIES

     The Company's previous corporate office in Kilgore, Texas, consisting of land and approximately 10,000 square feet of office space, is still owned by the Company and is currently leased-out. With the sales of its oilfield services and hydrocarbon recycling and recovery businesses in 1997, the Company disposed of substantially all other real properties.

     The Company's current mailing address is c/o Howard V. Rose, 111 Congress Avenue, Suite 1400, Austin, Texas 78701.

ITEM 3.   LEGAL PROCEEDINGS

     LITIGATION AND VARIOUS OTHER CLAIMS. The Company previously filed a complaint against National Union Fire Insurance Company of Pittsburgh, Pa. ("National Union") seeking declaratory judgment that National Union is obligated to indemnify the Company under three pollution legal liability insurance policies issued by National Union and that certain claims previously made by the Company with respect to such policies are not "related claims" covered by a single policy as was alleged by National Union in notice correspondence directed to the Company. Previously, National Union had issued three pollution liability policies to the Company, each covering a different time period and each containing a provision that all claims arising out of related or continuous acts would be considered a single loss and be deemed first reported during the policy period in which the initial claim was first reported. The Company sought a declaratory judgement establishing that the foregoing provision was not applicable to claims that might arise under various lawsuits in which the Company is a defendant (see "Claims and Legal Proceedings Against Gibraltar" below). This case was dismissed in 1997; however, the issues raised in this action have not yet been resolved by the parties.

     Additionally, in connection with its prior ownership of Gibraltar, the Company is a party to lawsuits styled WILLIAMS V. GIBRALTAR CHEMICAL RESOURCES, INC., ADAMS V. GIBRALTAR CHEMICAL RESOURCES, INC. and DANIELS V. GIBRALTAR CHEMICAL RESOURCES, INC. to which Gibraltar is also a party. These lawsuits are described below.

     CLAIMS AND LEGAL PROCEEDINGS AGAINST GIBRALTAR. In connection with the sale of Gibraltar discussed in Note 3 of Notes to Consolidated Financial Statements set forth in Item 7 herein, the Company is obligated to indemnify AEC for certain claims against Gibraltar, including various legal claims and proceedings disclosed to AEC, arising from circumstances existing on or prior to the date of the sale of Gibraltar. The following items constitute material legal claims and proceedings for which the Company is obligated to indemnify AEC:

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

     A suit styled DANIELS V. GIBRALTAR CHEMICAL RESOURCES, INC. was filed on August 31, 1995 in the State District Court of Dallas County, Texas against the Company, Mobley Co., Gibraltar, and certain individuals, former customers of Gibraltar and other entities by certain residents of Smith County, Texas. The plaintiffs claim that they have experienced personal injury and property damage which are alleged to have been caused by the operation of the Company's former subsidiary, Gibraltar. The plaintiffs demand recovery of unspecified monetary damages based on various legal grounds, including fraudulent concealment, negligence, and assault & battery. This case has been set for trial in April 1999. While the Company disputes the material allegations of the plaintiffs' suit and is vigorously defending the litigation, it is unable to determine the likelihood of an unfavorable outcome at this time.

     A suit styled GLAZER V. GIBRALTAR CHEMICAL RESOURCES, INC. was filed on September 6, 1994, in the United States District Court for the Eastern District of Texas, Tyler Division against Gibraltar by an individual and Mothers Organized to Stop Environmental Sins ("MOSES"), under the citizens' suit provisions of the Clean Air Act and the Resource Conservation and Recovery Act. The suit alleges repeated and continuing violations of these federal environmental protection statutes by Gibraltar and an imminent and substantial endangerment to public health and the environment caused by Gibraltar's alleged improper transportation, storage, treatment and disposal of solid and hazardous wastes. The plaintiffs' request that Gibraltar's hazardous waste facility be permanently closed, civil penalties be imposed, and plaintiffs' costs of litigation be awarded. This case has been suspended by the court pending closure of the plant site pursuant to TNRCC regulations and approvals; the closure process for the facility is ongoing.

     A suit styled ADAMS V. AMERICAN ECOLOGY ENVIRONMENTAL SERVICES CORPORATION, F/K/A GIBRALTAR CHEMICAL RESOURCES, INC. was filed on August 7, 1996 in the State District Court of Tarrant County, Texas against Gibraltar by approximately 600 individuals. The plaintiffs claim that they have experienced personal injury and property damage which are alleged to have been caused by the operation of Gibraltar. The plaintiffs demand recovery of unspecified monetary damages and injunctive relief based on various legal grounds including negligence, assault and battery, and intentional infliction of emotional distress. Discovery is ongoing in this case. Neither the defense costs nor the damages, if any, arising from this action are covered by any insurance policies the Company currently has or had at the time of the alleged activities. However, the Company may be obligated to indemnify the purchaser of Gibraltar for certain losses resulting from the claims asserted by the plaintiffs. While the Company disputes the material allegations of the plaintiffs suit and intends to vigorously defend the litigation, it is unable to determine the likelihood of an unfavorable outcome at this time.

     The Company is currently not able to reasonably estimate its potential exposure with respect to the foregoing matters. The Company's future financial condition, results of operations, and liquidity could be materially adversely impacted as the nature and scope of the Company's ultimate liability arising from Gibraltar's operations and sale become better defined. Notwithstanding the sale of its oilfield services business to Dawson and its hydrocarbon recycling and recovery business to U.S. Filter, all responsibility for the foregoing matters will be retained by the Company. To the extent the Company is held liable for these matters, it anticipates paying for any such obligations not covered by insurance with funds retained from the net proceeds of such sales. See Note 14 of Notes to Consolidated Financial Statements set forth in Item 7 herein for related information.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 20, 1998, the Company held its Annual Meeting of Shareholders ("Annual Meeting") for which the Company solicited proxies on behalf of the Board of Directors of the Company. At the Annual Meeting, two proposals were submitted to a vote of the shareholders: (i) election of three members of the Board of Directors, and (ii) ratification of the appointment of KPMG LLP as the Company's independent auditor for the year ending December 31, 1999. The number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as to each of the matters voted on at the Annual Meeting are as follows:

                                                  Results of Voting
                                                  -----------------

                                  For       Against   Withheld   Abstained   Nonvotes
Election of Directors
  Class A Director
  ----------------
     Stewart Cureton, Jr.*     3,043,414    148,412      --          --         --

  Class B Directors
  -----------------
     John Mobley               3,981,590      --         --          --         --
     T.M. Mobley               3,981,590      --         --          --         --

Ratification of Auditor       43,004,426      3,300      --          --         --


* In March 1999, Mr. Cureton resigned his position as a Class A Director for the Company.

                                       PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Prior to May 23, 1996, the Company's Class A Common Stock was traded on the National Market System of the National Association of Securities Dealers, Inc. Automated Quotation System under the symbol "MBLYA". Since that date, the Company's Class A Common Stock has been quoted for trading on the OTC Bulletin Board under the same symbol. The following table presents the range of reported high and low bid quotations for the Company's Class A Common Stock for 1997 and 1998 as reported by the OTC Bulletin

Board. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.


      Quarter Ended                  1997                    1998
      -------------          ---------------------    --------------------
                               High       Low          High        Low
                               ----       ---          ----        ---
      March 31               $ 0 3/16   $ 0 9/32      $ 0 3/8    $ 0 7/32
      June 30                  0 7/32     0 19/64       0 3/8      0 7/32
      September 30             0 7/32     0 19/64       0 3/8      0 13/64
      December 31              0 7/32     0  1/4        0 5/16     0 1/8


     At March 1, 1999, there were approximately 1,100 beneficial owners of the Company's Class A Common Stock, and 36 stockholders of record of the Company's Class B Common Stock.

     The Company has not paid any cash dividends on its Common Stock since its initial public offering in September 1991 and has no immediate plans to make any distributions to its shareholders (see "BUSINESS--Future Plans of the Company" set forth in Item 1 herein).

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S AUDITED CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1998 AND 1997, AND THE RELATED CONSOLIDATED STATEMENTS OF OPERATIONS, STOCKHOLDERS' EQUITY, AND CASH FLOWS FOR EACH OF THE YEARS THEN ENDED ("CONSOLIDATED FINANCIAL STATEMENTS") AND RELATED NOTES THERETO SET FORTH AT PAGES F-1 TO F-21 ATTACHED HERETO.

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

     The following discussion is designed to assist in the understanding of the Company's financial condition as of December 31, 1998, as well as the Company's operating results for the year ended December 31, 1998. Certain material events affecting the business of the Company are discussed in Item 1 herein. The Notes to Consolidated Financial Statements contain additional information that should be read in conjunction with this discussion.

1997 ASSET SALES AND DISCONTINUED OPERATIONS

     On January 20, 1997 and May 29, 1997, the Company completed transactions pursuant to which it sold substantially all of its operating assets in two separate transactions (see Note 2 of Notes to Consolidated Financial Statements). Because of these sales, results of operations of the Company's two business segments for the years ended December 31, 1998 and 1997, have been accounted for as discontinued operations in the accompanying consolidated financial statements. The transactions and their impact on the consolidated financial statements are described in the following paragraphs.

     SALE OF WASTE MANAGEMENT SERVICES, ASSETS & DISCONTINUANCE OF BUSINESS SEGMENT. On May 29, 1997, the Company sold substantially all of the assets related to its waste management services activities to United

States Filter Corporation ("U.S. Filter"). As a result of that transaction, the Company received $8.0 million in shares of U.S. Filter common stock (registered with the Securities and Exchange Commission) in exchange for such assets, and can earn up to an additional $4.0 million in U.S. Filter common stock based on the performance of the business during the two years following its sale. Additionally, U.S. Filter assumed certain liabilities (accounts payable and accrued expenses) as part of the transaction. The net assets which were the subject of this transaction have been removed from the consolidated balance sheet as of December 31, 1997. Such assets had a net book value (net of assumed liabilities) of approximately $14,965,060.

     During the year ended December 31, 1996, the Company recorded a charge of $7,621,000 (net of a deferred income tax benefit of $698,000), representing the estimated loss on the disposal of the business segment. The Company's waste management services segment incurred a net loss of approximately $405,000 during the period from January 1, 1997 until May 29, 1997, the date of closing of the sale, which was in excess of the amounts previously accrued. The majority of the loss was created by additional charges related to automobile liability insurance claims and medical claims which were not included in the accruals established at December 31, 1996.

     In 1995, the Company acquired certain assets of a group of three affiliated companies, including Romero Brothers Oil Exchange, Inc., Environmental Petroleum Products Co./EPPCO, and Environmental Insight, Inc. (the "Romero Acquisition"). The principals of the acquired companies had the right to earn shares in the Company based on the profitability of the acquired companies. This right was suspended due to the sale of the waste management services segment. In order to settle this obligation and to offer the principals of the acquired companies an incentive to remain with the business to maximize the Company's earnout provision with U.S. Filter, the Company paid the principals of the acquired companies approximately $115,000 in June 1998. This payment had not been accrued and was recorded as a loss from discontinued operations. In addition, the principals of the acquired companies are to receive a percentage of the Company's earnout with U.S. Filter. Approximately $72,500 was paid to the principals of the acquired companies during the third quarter of 1998 resulting from the earnout with U.S. Filter that was achieved as of May 29, 1998 for the first year of operations subsequent to closing the sale of the waste management services segment. The payment has been reported as a loss from discontinued operations.

     SALE OF OILFIELD SERVICES ASSETS AND DISCONTINUANCE OF BUSINESS SEGMENT. On January 20, 1997, the Company sold substantially all of the assets related to its oilfield services business to Dawson Production Services, Inc. ("Dawson"). As a result of that transaction, the Company received approximately $4,917,000 and a subordinated note in the amount of $500,000 due in January 2002 in exchange for such assets. The assets which were the subject of the sale had a net book value, based on historical cost adjusted for accumulated depreciation and amortization, of approximately $2,354,000. The results of operations associated with the discontinued segment through the disposal date, after allocation of certain overhead and interest costs, did not result in a loss. The Company's oilfield services segment generated net income of approximately $120,000 during the period October 1, 1996 to January, 21, 1997. The Company recognized a gain upon completion of the sale, after transaction costs of approximately $261,000, amounting to approximately $2,802,000 in January 1997. The $500,000 note was paid in full during the fourth quarter of 1998.

RESULTS OF OPERATIONS

     General and administrative expenses amounted to $704,000 and $759,000 for the year ended December 31, 1998 and 1997, respectively. These costs represent the ongoing administrative costs of the Company after disposing all of its operating assets. Interest income of $330,000 and $158,000 was earned during the year ended December 31, 1998 and 1997, respectively, on the investments available for sale and note receivable. The increase resulted because the investment securities were not received until May 29, 1997 as a result of the sale of the waste management services business segment. In addition, a gain on the sale of U.S. Filter shares in the amount of $556,000 was recorded during the year ended December 31, 1997, as substantially all of the U.S. Filter stock was sold.

     Income from discontinued operations amounted to $2,397,000 for the year ended December 31, 1997. The $607,000 in income from discontinued operations for the year ended December 31, 1998 is comprised of the $794,000 in U.S. Filter stock received and approximately $187,500 cash paid to satisfy obligations of the Company owed to the principals of the acquired companies of the Romero Acquisition.

CAPITAL RESOURCES AND LIQUIDITY

     All of the $8.0 million in U.S. filter common stock received at the time of the closing of the sale of its waste management services assets has been sold. Cash from the U.S. Filter stock sale, along with the proceeds from the sale of the oilfield services assets, resulted in net proceeds totaling approximately $8.2 million after repayments of the outstanding bank indebtedness and transaction expenses. Such net proceeds were used to fund the current liabilities retained by the Company following the sales, with the remaining surplus cash deployed in investment securities. General and administrative expenses incurred for the year ended December 31, 1998 were $704,000. The Company anticipates that ongoing general and administrative expenses will be approximately $540,000 annually, exclusive of any litigation costs, and expects earnings from investments to partially offset such costs. The amounts described herein are approximate and based on the Company's current estimates. Furthermore, there can be no assurance that such amounts will actually be realized.

     In addition to the aforementioned proceeds, under the terms of the asset purchase agreement with U.S. Filter, the Company may receive up to $4.0 million in U.S. Filter common stock during the two-year period following the sale based on the performance of the hydrocarbon recycling business. As of May 29, 1998, approximately 20% of the earnout was achieved and 28,294 shares of U.S. Filter stock was received for the first year of operations subsequent to closing the sale. The fair value of the 28,294 shares at June 30, 1998 was approximately $794,000, which was reported as a gain from discontinued operations during the period ended June 30, 1998. As of December 31, 1998, the fair value of the stock had declined to approximately $647,000 resulting in a recorded unrealized loss of approximately $147,000. Additionally, in connection with the sale of the oilfield services business, the Company received a $500,000 subordinated note receivable from Dawson, bearing interest at 8.5%, which was to mature on January 4, 2002. This note was paid in full during the fourth quarter of 1998.

     In connection with the sale of assets to U.S. Filter, 10% of the proceeds of such transaction (approximately $825,000) were required to be maintained in escrow for a period of one year from the closing of the transaction to satisfy indemnification obligations of the Company to U.S. Filter. On May 29, 1998, approximately $500,000 were released from escrow and paid to the Company. In an agreement between the Company and U.S. Filter dated September 25, 1998, an additional $55,000 was released from escrow and paid to the Company with all other funds being remitted to U.S. Filter.

     Because of its indemnification obligations related to the sale of Gibraltar, as well as potential indemnity obligations with respect to the asset sales to U.S. Filter and Dawson, and in light of the ongoing litigation, the Company, based on consultation with legal counsel, does not currently anticipate making a distribution to its stockholders in the foreseeable future. As circumstances change or additional information with respect to the extent of the Company's potential indemnity obligations becomes available, the Board of Directors will continue to evaluate various uses of the Company's funds. The Company has no plans to conduct any kind of operating business at any time in the future.

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

     The Company's independent auditors, KPMG LLP, have audited the Consolidated Financial Statements in accordance with generally accepted auditing standards, which include a review of the system of internal accounting controls only to the extent necessary to determine audit procedures required to express their opinion.

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

     RESOLUTION OF INDEMNIFICATION OBLIGATIONS AND PENDING LITIGATION. As more fully discussed in "LEGAL PROCEEDINGS" set forth in Item 3 herein and Note 14 of Notes to Consolidated Financial Statements set forth in Item 7 herein, the Company has various outstanding contractual indemnification obligations and is a defendant in various pending litigation matters. These matters raise difficult and complex factual and legal issues, including but not limited to, the nature and amount of the Company's liability, if any. The Company, based on consultation with its legal counsel, believes that it is probable that the Company will continue to incur expenses associated with the foregoing matters and the Company has made an accrual for estimated out-of-pocket costs associated with the ongoing administrative management of existing legal matters. However, the Company is currently unable to reasonably estimate its potential exposure for defending such matters, any indemnity obligations resulting therefrom, and any corresponding insurance reimbursement. The Company's future financial condition, results of operations, and liquidity could be materially adversely impacted as the nature and scope of the Company's ultimate liability arising from Gibraltar's operations and sale become better defined.

     FUTURE PLANS OF THE COMPANY. For reasons described elsewhere in this Form 10-KSB (see "BUSINESS--Future Plans of the Company" set forth in Item 1 herein), the Company does not currently anticipate making a distribution to its shareholders in the foreseeable future. As circumstances change or additional information with respect to the extent of the Company's potential indemnity obligations becomes available, the Board of Directors will continue to evaluate various uses for the Company's funds. The Company anticipates that its ongoing general and administrative expenses will be approximately $540,000 annually. This amount is based on current estimates and actual amounts could differ from this estimate.

     INVESTMENT SECURITIES OF THE COMPANY. As of December 31, 1998, the Company's assets included $4,954,000 in investment securities available for sale. Such securities are interest-bearing investment grade bonds and similar securities, in addition to 28,294 shares of U.S. Filter common stock with a market value of $647,225 as of December 31, 1998. However, the future value or quality of such securities is subject to market fluctuation and their performance is not guaranteed.

ITEM 7.   FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company and its subsidiaries are incorporated by reference in response to this item:

                                                                       Page

Independent Auditors' Report                                            F-1

Consolidated Balance Sheets
December 31, 1998 and 1997                                              F-2

Consolidated Statements of Operations
Years ended December 31, 1998 and 1997                                  F-3

Consolidated Statements of Stockholders' Equity
Years ended December 31, 1998 and 1997                                  F-4

Consolidated Statements of Cash Flows
Years ended December 31, 1998 and 1997                                  F-5

Notes to Consolidated Financial Statements                      F-6 to F-21


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                   PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS

     Set forth below is certain information regarding each of the two (2) persons currently serving as Class B directors of the Company. In March 1999, Stewart Cureton, Jr., the Company's Class A Director, resigned from such position. The Company is currently conducting a search for a Class A Director nominee.

               Name                      Age             Director Since
               ----                      ---             --------------
               John Mobley                68                  1991

               T.M. Mobley                63                  1991

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

     John Mobley and T.M. Mobley are brothers.

EXECUTIVE OFFICERS

     The following persons are the Company's current executive officers.

          NAME             POSITION
          John Mobley      President, Chief Financial Officer and Secretary
          T.M. Mobley      Vice President and Treasurer

     Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

SECTION 16 REQUIREMENTS

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it with respect to fiscal year 1998, or written representations from certain reporting persons, except as set forth below, the Company believes that all filing requirements applicable to its directors, officers, and persons who own more than 10% of a registered class of the Company's equity securities have been complied with: John Mobley is delinquent in the filing of one Form 4 for transactions that occurred during 1998.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth certain information regarding compensation paid to the Company's chief executive officer during the Company's last two fiscal years (no other executive officer of the Company earned in excess of $100,000 during 1998). Mr. Mobley was not an executive officer of the Company during 1996.

                                                                         Long-Term Compensation
                                                                  ----------------------------------
                                      Annual Compensation                  Awards           Pay-outs
                               ---------------------------------  ------------------------  --------
         (a)             (b)      (c)          (d)        (e)        (f)           (g)        (h)          (i)
---------------------   -----  ----------   ---------  ---------  ----------   -----------  --------  -------------
                                                         Other                 Securities
                                                        Annual    Restricted   Underlying     LTIP      All Other
 Name and Principal              Salary       Bonus    Compensa-    Stock       Options/    Pay-outs  Compensation
      Position          Year      ($)          ($)     tion ($)   Awards ($)    SARs (#)      ($)          ($)
---------------------   -----  ----------   ---------  ---------  ----------   -----------  --------  -------------

John Mobley              1998         --         --         --         --            --          --          --
PRESIDENT, CHIEF         1997         --         --      6,000*        --            --          --          --
FINANCIAL OFFICER AND
SECRETARY

--------------------
*    Consists of car allowance.

AGGREGATED OPTION/SAR EXERCISES IN 1998 FISCAL YEAR AND DECEMBER 31, 1998 OPTION/SAR VALUES

     All stock options previously granted to the Company's executive officers had terminated unexercised prior to 1998.

COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

     During 1998, the Company did not have any employees; and, therefore, did not pay any compensation for that year. Accordingly, the Compensation Committee of the Board of Directors, which was comprised of Stewart Cureton, Jr., John Mobley, and T.M. Mobley (all of which are non-employee directors of the Company), did not meet or have any other responsibilities in that capacity.

     In the past, to enable the Company to provide its executive and other key officers with an additional incentive to maximize shareholder value by giving them a proprietary interest in the Company through the ownership of stock, the Compensation Committee concluded that the grant of restricted shares of Class A Common Stock was in the best interests of the Company and its shareholders. Consequently, the Board of Directors adopted the 1995 Employee Restricted Stock Plan effective January 1, 1995. In light of the sale of assets to U.S. Filter, certain individual grant agreements were amended such that the deferred compensation costs associated with the unvested shares will be earned by the Company's two executive officers and two other officers only in the event and to the extent that the Company receives additional shares of U.S. Filter common stock pursuant to an "earnout" provision in the definitive asset acquisition agreement (see "BUSINESS--Business Strategy and Background of the Transaction" set forth in Item 1 herein).

COMPENSATION OF DIRECTORS

     During 1998, each director received a payment of $250.00.

                            SUMMARY OF COMPENSATION PLANS

     Prior to the disposition of substantially all of the Company's remaining operating assets on May 29, 1997, the Company maintained several employee compensation plans. During 1998, the Company had no employees; accordingly, no employees participated in any such plans. The Company does not anticipate that any employees will participate in any such plans at any time in the future.


ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT

     The following table sets forth, as of March 15, 1999, the shares of Class A and Class B Stock beneficially owned by (i) each person known to the Company to be the beneficial owner of more than five percent of the issued and outstanding shares of the Company's Class A or Class B Stock, (ii) each director, (iii) the Company's Chief Executive Officer, and (iv) the directors and executive officers as a group. This information is based on public filings made with the Securities and Exchange Commission through May 1998, and certain information supplied to the Company by the persons listed below.

                                                     CLASS A STOCK(1)                    CLASS B STOCK(1)
                                                                 Percent of                           Percent of
       Name of Beneficial Owner (2)               Shares           Class             Shares              Class
-------------------------------------------  ----------------  --------------   -----------------  ----------------
John Mobley                                           --            --               470,277(3)          15.0%
Lois Ann Mobley                                       --            --               470,277(4)           5.5%
James A. Mobley(5)                                    --            --               647,517             14.1%
Steven M. Mobley(5)                                   --            --               647,517             14.1%
H. David Hughes, Trustee                              --            --               365,786(6)           8.0%
T.M. Mobley                                           --            --             1,108,210(7)          24.2%
Jo Ann Mobley Grooms                                  --            --               324,671(8)           7.10%
Susan Mobley Matthews                                 --            --               235,471(9)           5.1%
David Mobley                                          --            --               515,163(10)         11.3%
Robert G. Schleier, Trustee                           --            --               691,527(11)         15.1%
Pilot Investments, Ltd.                               --            --               433,454              9.47%
Directors and Executive Officers
  as a Group (3 persons)                              --            --             1,578,487             39.2%

--------------------
*Less than 1%

(1) Each share of Class B Stock is convertible into Class A Stock on a share-for-share basis at any time. The information set forth for Class A Stock does not include the shares of Class B Stock which are convertible into Class A Stock.
(2) Addresses of beneficial owners are as follows: John Mobley, Lois Ann Mobley and Pilot Investments, Inc., 305 Camp Craft Road, Suite 150, Austin, Texas; James A. Mobley, 919 Hillcrest Drive, Longview, Texas; Steven M. Mobley, 816 Congress Avenue, Suite 1100, Austin, Texas; H. David Hughes, 111 Congress Avenue, Suite 1400, Austin, Texas; T.M. Mobley, 609 Willow Bend, Kilgore, Texas; Jo Ann Mobley Grooms, 1880 Bent Tree, Tyler, Texas; Susan Mobley Matthews, HCR 68, Box 23A, Hondo, Texas; David Mobley, 1909 N. Longview Street, Kilgore, Texas; and Robert G. Schleier, 1100 Stone Road, Suite 101, Kilgore, Texas.

(3) Includes 253,550 shares held by a family trust for which Mr. Mobley's spouse, Lois Ann Mobley, is co-trustee; Mr. Mobley has no pecuniary interest in such shares. Also includes a pro-rata portion of shares owned by a partnership in which Mr. Mobley has an ownership interest; Mr. Mobley shares voting and investment power for shares owne by such partnership.

(4) Includes 253,550 shares held as co-trustee for a trust; Mrs. Mobley shares voting and investment power for such shares with H. David Hughes. Also includes a pro-rata portion of shares owned by a partnership in which Mrs. Mobley has an ownership interest; Mrs. Mobley shares voting and investment power for shares owned by such partnership.

(5) The number of shares listed for each of James A. Mobley and Steven M. Mobley includes 290,600 shares owned by trusts for which they serve as trustees.
(6) Represents shares held as co-trustee for two trusts (see Footnotes (6) and (9)). Although Mr. Hughes shares voting and investment power for such shares, he has no pecuniary interest in the shares.
(7) Includes 112,236 shares held as co-trustee for a trust; although Mr. Mobley shares voting and investment power with H. David Hughes for shares owned by such trust, he has no pecuniary interest in those shares.
(8) Includes 296,671 shares owned by trusts for which Mrs. Grooms is sole trustee. Also includes 28,000 shares owned of record by Mrs. Grooms' spouse; Mrs. Grooms disclaims beneficial ownership for such shares.
(9) Includes 207,471 shares owned by trusts for which Mrs. Matthews is sole trustee. Also includes 28,000 shares owned of record by Mrs. Matthews' spouse; Mrs. Matthews disclaims beneficial ownership for such shares.
(10) Represents shares held as trustee or co-trustee for trusts. Mr. Mobley shares voting and investment power for 512,739 of the shares.
(11) Represents shares held as trustee or co-trustee for four trusts; Mr. Schleier shares voting and investment power with David Mobley for 511,527 of these shares. However, Mr. Schleier has no pecuniary interest in any of the shares he beneficially owns.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In 1996, the Company engaged Cureton & Co., an entity in which Stewart Cureton, Jr. has an ownership and management interest, to provide certain business consulting services to the Company, including analysis and negotiation of potential business combination transactions to which the Company might be a party. Until March 1999, Mr. Cureton was a Class A director. Under the terms of the engagement, the Company paid Cureton & Co. retainer fees of $12,200 through December 31, 1997. Additionally, the Company paid Cureton & Co. a total of approximately $220,000, plus out-of-pocket expenses, in conjunction with the sale of assets to U.S. Filter, and a fee of approximately $207,500, plus out-of-pocket expenses, in connection with U. S. Filter's acquisition of PORI, which was completed on February 28, 1997. Under the terms of the Agreement, U.S. Filter reimbursed the Company $250,000 for expenses associated with its due diligence investigations of PORI, including amounts due to Cureton & Co. Additionally, in connection with the disposition of its oilfield services business described previously, the Company paid Cureton & Co. approximately $150,000, plus out-of-pocket expenses. The Company believes that the terms of its arrangements with Cureton & Co. are consistent with industry standards for similar services.

                                       PART IV

ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K

      ITEM 13 (a) LIST OF EXHIBITS

Exhibit
Number     Description of Exhibit
-------    ----------------------

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

3.2* Bylaws of the Company (filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1, No. 33-41722).

3.3* Amendment to Bylaws of the Company (filed as Exhibit 3.2(b) to the Company's Annual Report on Form 10-K for the year ended December 31,
           1991).

4.1* Specimen Class A Common Stock Certificate (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1, No. 33-41722).

4.2* Specimen Class B Common Stock Certificate (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-1, No. 33-41722).

10.1*+ Form of Restated Stock Compensation Plan (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8, No. 33-92336).


10.2*+ Mobley Employees Profit Sharing Plan, as amended and restated effective January 1, 1994 (filed as Exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.3* Registration Rights Agreement, dated August 23, 1991 between the Company and David Mobley Grantor Trust (filed as Exhibit 10.54 to the Company's Registration Statement on Form S-1, No. 33-41722).

10.4* Stock Purchase Agreement dated May 10, 1994 by and between American Ecology Corporation and Mobley Environmental Services, Inc. (filed as
           Exhibit 10(ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

10.5* Side Letter Agreement dated May 13, 1994 between American Ecology Corporation and Mobley Environmental Services, Inc. regarding the Stock Purchase Agreement set forth at Exhibit 10(ii) (filed as
           Exhibit 10(jj) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

10.6* Amendment to Stock Purchase Agreement dated September 2, 1994 between American Ecology Corporation and Mobley Environmental Services, Inc. regarding the Stock Purchase Agreement (filed as Exhibit 10(mm) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994).

10.7* Promissory Note in the original principal amount of $550,000 dated December 31, 1994 executed by American Ecology Corporation payable to Mobley Environmental Services, Inc. (filed as Exhibit 10(v) to the Company's Annual Report on Form 10-K for the year ended December 31,
           1994).

10.8*+ 1995 Employee Restricted Stock Plan (filed as Exhibit 4.4 to the Company's Registration Statement on Form S-8, No. 33-92336).

10.9* Asset Purchase Agreement dated April 25, 1997 by and among Mobley Environmental Services, Inc., Mobley Company, Inc., Hydrocarbon Technologies, Inc., United States Filter Corporation, and U.S. Filter Recovery Services (Southwest), Inc.

10.10* Asset Purchase Agreement dated January 20, 1997 by and among Mobley Company, Inc., and Dawson Production Services, Inc.

10.11* Promissory Note in the amount of $500,000 dated January 20, 1997 executed by Dawson Production Services, Inc. payable to Mobley Company, Inc.

10.12* Information Statement dated May 9, 1997 to the Shareholders of the Company relating to the pending sale of the Company's hydrocarbon recycling and recovery business, including Supplement thereto dated May 12, 1997 (filed as Schedule 14C on May 9, 1997 and May 14, 1997).

10.13* Tolling Agreement dated July 30, 1997 between American Ecology Corporation and Mobley Environmental Services, Inc.

23         Independent Auditors' Consent.

27         Financial Data Schedule (submitted only in electronic format).

--------------------
   * Incorporated herein by reference to the respective filing identified above.
   + Identifies management or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

   ITEM 13(b)  REPORTS ON FORM 8-K

     None

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 31, 1999            Mobley Environmental Services, Inc.
                                Registrant

                                  /s/ John Mobley
                                ------------------------------------------------
                                John Mobley
                                President, Chief Financial Officer and Secretary


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                Title                           Date
---------                -----                           ----

 /s/ John Mobley         Chairman of the Board           March 31, 1999
----------------------   and Director; President,
John Mobley              Chief Financial Officer,
                         and Secretary


 /s/ T.M. Mobley         Vice-Chairman of the            March 31, 1999
----------------------   Board and Director;
T.M. Mobley              Vice President and
                         Treasurer

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Mobley Environmental Services, Inc.:

We have audited the accompanying consolidated balance sheets of Mobley Environmental Services, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mobley Environmental Services, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

KPMG LLP

Shreveport, Louisiana
March 12, 1999

              MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                            Consolidated Balance Sheets

                             December 31, 1998 and 1997
                         (in thousands, except share data)


                                                                                   1998                  1997
                                                                             ------------------   -------------------
                                 ASSETS

Current assets:
    Cash and cash equivalents                                               $               81                   353
    Receivables                                                                            155                   373
    Prepaid expenses                                                                        94                    93
                                                                             ------------------   -------------------
                  Total current assets                                                     330                   819

Property, plant, and equipment, net                                                        188                   211
Note receivable                                                                              -                   500
Investment securities available for sale                                                 4,954                 4,495
Other assets, net                                                                          359                   192
                                                                             ------------------   -------------------

                                                                             $           5,831                 6,217
                                                                             ------------------   -------------------
                                                                             ------------------   -------------------

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                             $              61                   100
Accrued expenses                                                                           413                 1,041
                                                                             ------------------   -------------------
                  Total current liabilities                                                474                 1,141
                                                                             ------------------   -------------------

Stockholders' equity:
    Preferred stock, $.01 par value; 2,000,000 shares authorized,
       none issued                                                                           -                     -
    Common stock, $.01 par value:
       Class A, 15,000,000 shares authorized; 4,259,650 shares
           issued and outstanding in 1998 and 1997                                          43                    43
       Class B, 10,000,000 shares authorized; 4,660,350 shares issued
          and 4,575,643 shares outstanding in 1998 and 1997                                 47                    47
    Additional paid-in capital                                                          25,159                25,159
    Accumulated deficit                                                                (19,845)              (20,093)
    Accumulated other comprehensive income (loss)                                          (39)                   29
    Deferred compensation costs under restricted stock agreements                            -                  (101)
    Treasury stock:  84,707 shares of Class B common stock, at cost                         (8)                   (8)
                                                                             ------------------   -------------------
                  Total stockholders' equity                                             5,357                 5,076

Commitments and contingencies
                                                                             ------------------   -------------------

                                                                             $           5,831                 6,217
                                                                             ------------------   -------------------
                                                                             ------------------   -------------------


See accompanying notes to consolidated financial statements.

                                                                   (Continued)

              MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                      Years ended December 31, 1998 and 1997
             (in thousands, except per share amounts and share data)


                                                                             1998               1997
                                                                        ----------------   ----------------
Revenues                                                                $             -                  -
Cost of revenues                                                                      -                  -
                                                                        ----------------   ----------------
                  Gross profit                                                        -                  -

Selling, general, and administrative expenses                                       704                759
                                                                        ----------------   ----------------

                  Operating loss                                                   (704)              (759)

Gain on sale of investment securities                                                 -                555

Interest income                                                                     330                158

Other income (expense), net                                                          15                 42
                                                                        ----------------   ----------------

                  Loss from continuing operations before income taxes              (359)                (4)

Income taxes                                                                          -                  -
                                                                        ----------------   ----------------

                  Loss from continuing operations                                  (359)                (4)
                                                                        ----------------   ----------------

Discontinued operations, net of tax:

    Net loss from operations of waste management services segment                     -               (405)

    Gain on sale of oilfield services segment                                         -              2,802

    Net gain from the earnout period of waste management services segment           607                  -
                                                                        ----------------   ----------------

       Income from discontinued operations                                          607              2,397
                                                                        ----------------   ----------------

       Net income                                                                   248              2,393

    Comprehensive income (loss):

       Other comprehensive income (loss) - change in net unrealized
          gains (losses) on securities, net of tax of $(35) and $15                 (68)                29
                                                                        ----------------   ----------------

       Comprehensive income                                             $           180              2,422
                                                                        ----------------   ----------------
                                                                        ----------------   ----------------
Net income (loss) per share - basic and assuming dilution:
    Continuing operations                                               $         (0.04)             (0.00)
    Discontinued operations                                                        0.07                .27
                                                                        ----------------   ----------------
                                                                        $          0.03                .27
                                                                        ----------------   ----------------
                                                                        ----------------   ----------------


See accompanying notes to consolidated financial statements.

                                                                   (Continued)

             MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

               Consolidated Statements of Stockholders' Equity

                    Years ended December 31, 1998 and 1997
                      (in thousands, except share data)


                                                                      1998               1997
                                                                 ----------------   ----------------
Preferred stock - none issued                                    $             -                  -

Class A common stock:
    Balance at beginning of year                                              43                 42
    Conversion of 104,553 shares of Class B common stock                       -                  1
                                                                 ----------------   ----------------
                  Balance at end of year                                      43                 43
                                                                 ----------------   ----------------

Class B common stock:
    Balance at beginning of year                                              47                 48
    Conversion of 104,553 shares into Class A common stock                     -                 (1)
                                                                 ----------------   ----------------
                  Balance at end of year                                      47                 47
                                                                 ----------------   ----------------

Additional paid-in capital                                                25,159             25,159
                                                                 ----------------   ----------------

Accumulated deficit:
    Balance at beginning of year                                         (20,093)           (22,486)
    Net income                                                               248              2,393
                                                                 ----------------   ----------------
                  Balance at end of year                                 (19,845)           (20,093)
                                                                 ----------------   ----------------

Accumulated other comprehensive income (loss):
    Balance at beginning of year                                              29                  -
    Unrealized gain (loss) on investment securities                          (68)                29
                                                                 ----------------   ----------------
                  Balance at end of year                                     (39)                29

Deferred compensation costs under restricted
    stock agreements:
       Balance at beginning of year                                         (101)              (288)
       Amortization of deferred compensation costs                           101                187
                                                                 ----------------   ----------------
                  Balance at end of year                                       -               (101)
                                                                 ----------------   ----------------

Treasury stock                                                                (8)                (8)
                                                                 ----------------   ----------------

                  Total stockholders' equity                     $         5,357              5,076
                                                                 ----------------   ----------------
                                                                 ----------------   ----------------


See accompanying notes to consolidated financial statements.

                                                                   (Continued)

             MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                      Years ended December 31, 1998 and 1997
                                 (in thousands)

                                                                               1998             1997
                                                                          ---------------   --------------
Cash flows from operating activities:
    Net income                                                            $          248            2,393
    Adjustments to reconcile net income to net cash used by
       operating activities:
          Gain on sale of US Filter stock                                              -             (556)
          US Filter stock received from earnout of waste management
             services segment                                                       (794)               -
          Gain on sale of oilfield services segment                                    -           (2,802)
          Depreciation and amortization                                               23              538
          Deferred income tax benefit                                                  -             (148)
          Amortization of deferred compensation costs                                101              187
          Bad debt expense                                                             -              152
          Changes in certain operating assets and liabilities:
             Receivables                                                             218             (750)
             Prepaid expenses and other assets                                      (168)             364
             Accounts payable                                                        (39)            (931)
             Accrued expenses                                                       (594)          (2,122)
             Other                                                                    (4)             (36)
                                                                          ---------------   --------------
                  Net cash used by operating activities, including
                     discontinued operations                                      (1,009)          (3,711)
                                                                          ---------------   --------------

Cash flows from investing activities:
    Net proceeds from sale of oilfield services segment                                -            4,656
    Net proceeds from sale of US Filter stock                                          -            8,556
    Net proceeds from sale of investment securities available for sale               435              349
    Net proceeds from maturity of investment securities
       available for sale                                                            551                -
    Purchase of investment securities available for sale                            (750)          (4,801)
    Proceeds from sale of fixed assets                                                 1               45
    Capital expenditures                                                               -             (112)
                                                                          ---------------   --------------
                  Net cash provided by investing activities,
                     including discontinued operations                               237            8,693
                                                                          ---------------   --------------

Cash flows from financing activities:
    Principal payments on long-term debt                                               -           (5,014)
    Proceeds from collection of note receivable                                      500                -
                                                                          ---------------   --------------
                  Net cash provided (used) by financing activities,
                     including discontinued operations                               500           (5,014)

                  Net decrease in cash and cash equivalents                         (272)             (32)

Cash and cash equivalents at beginning of year                                       353              385
                                                                          ---------------   --------------

Cash and cash equivalents at end of year                                  $           81              353
                                                                          ---------------   --------------
                                                                          ---------------   --------------

See accompanying notes to consolidated financial statements.

                                                                   (Continued)
                                      F-5

             MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements
                         December 31, 1998 and 1997

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

     As of May 1997, the Company had sold all of its operating assets. Proceeds from the sale of its segments have been invested until pending litigation and outstanding contractual indemnification obligations expire or are otherwise satisfied. The Company is being managed by its President. Accounting and other administrative functions are being performed by third-parties through contractual arrangements.

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

     CASH EQUIVALENTS

     For purposes of reporting cash flows, the Company considers investments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of investments in money market accounts at December 31, 1998 and 1997.

     INVESTMENT SECURITIES

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

                                                                   (Continued)

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

     PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives ranging from three to thirty years. Routine maintenance and repair costs are charged to expense as incurred. Renewals and betterments are capitalized. When an asset is retired or sold, its cost and related accumulated depreciation are removed from the accounts and the difference between the net book value of the asset and proceeds from disposition is recognized as gain or loss.

     IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

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

     INCOME TAXES

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

     EARNINGS PER COMMON SHARE

     Earnings per share amounts presented were calculated under the provisions of SFAS 128, EARNINGS PER SHARE. Basic earnings per share is computed based on earnings available to common shareholders and the weighted average number of common shares outstanding. The earnings per share assuming dilution amounts presented are computed based on earnings available to common shareholders and the weighted average number of common shares outstanding, including shares assumed to be issued under the Company's 1995 Employee Restricted Stock Plan. SFAS 128 had no significant impact on earnings per share.

                                                                   (Continued)

     USE OF ESTIMATES

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles.

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

     - Note Receivable - The carrying amount of the note receivable at December 31, 1997 approximated market because the interest rate was comparable to the then current market rates.

     - Investment Securities Available for Sale - The fair value of securities available for sale is estimated based on bid prices published in financial newspapers or bid quotations received from security dealers.

     STOCK COMPENSATION PLANS

     The Company has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25") and provide the pro forma disclosure provisions of Statement of Accounting Standards Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123"). As a result of the Company selling all of its operating assets during 1997, all stock compensation plans, except for the 1995 Employee Restricted Stock Plan, have been terminated and options outstanding under these plans have been forfeited. (note 11).

     COMPREHENSIVE INCOME

     On January 1, 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the consolidated statements of operations. The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

                                                                   (Continued)

(2)  ASSET SALES AND DISCONTINUED OPERATIONS

     During 1996, in light of the Company's severely weakened financial condition and, in particular, concerns about its liquidity, the Board of Directors reviewed the challenges facing the Company and discussed in general terms the alternatives available to address them. As part of these deliberations, management and the Company's financial advisors reviewed in detail with the Board of Directors their efforts with third parties to attract possible investments in, or strategic alliances with, the Company. Since such efforts had not yielded access to funds on terms acceptable to the Company, the Board of Directors determined that the divestiture of its operations was in the best interest of the Company and its shareholders. These circumstances required the Company to re-evaluate the basis used to assess the carrying values of assets. Subsequently, on January 20, 1997, and May 29, 1997, the Company sold substantially all of its operating assets in two separate transactions. The transactions and their impact on the Company's consolidated financial statements are described in the following paragraphs.

     The Company's two business segments, waste management services and oilfield services, have been accounted for as discontinued operations, and accordingly, their operations have been segregated in the accompanying consolidated statements of operations. The revenues, operating costs and expenses, interest expense, and income taxes for the year ended December 31, 1997, have been reclassified for amounts associated with the discontinued segments. Due to the relative significance of the Company's business segments to its operations as a whole, and in light of the Company's decision in 1996 to divest itself of all of its operating assets, the Company allocated certain general and administrative expenses to the business segments in the accompanying consolidated segments of operations. General and administrative expenses attributable to continuing operations have been determined based upon an allocation of such costs between the business segments and continuing operations. Other income and expense have been recorded as continuing operations as such amounts were not specifically attributable to either of the Company's business segments which were disposed of. Interest expense was allocated to the segments based on the outstanding indebtedness attributable to each of the business segments.

     SALE OF OILFIELD SERVICES ASSETS AND DISCONTINUANCE OF BUSINESS SEGMENT.

     On January 20, 1997, the Company sold substantially all of the assets related to its oilfield services business to Dawson Production Services, Inc. ("Dawson"). As a result of that transaction, the Company received approximately $4,917,000 and a subordinated note in the amount of $500,000, due in January 2002, in exchange for such assets. The assets which were the subject of the sale had a net book value, based on historical cost adjusted for accumulated depreciation and amortization, of approximately $2,354,000. The results of operations associated with the discontinued segment through the disposal date, after allocation of certain overhead and interest costs, did not result in a loss. The Company's oilfield services segment generated net income of approximately $120,000 during the period October 1, 1996 to January 20, 1997. The Company recognized a gain upon completion of the sale, after transaction costs of approximately $261,000, amounting to approximately $2,802,000 in January 1997. The $500,000 note was paid in full during the fourth quarter of 1998.

                                                                   (Continued)

     SALE OF WASTE MANAGEMENT SERVICES ASSETS AND DISCONTINUANCE OF BUSINESS SEGMENT.

     On May 29, 1997, the Company sold substantially all of the assets related to its waste management services activities to United States Filter Corporation ("USF"). As a result of that transaction, the Company received $8,000,000 in shares of USF common stock (registered with the Securities and Exchange Commission) in exchange for such assets, and can earn up to an additional $4,000,000 in USF common stock based on the performance of the business during the two years following its sale. Additionally, USF assumed certain liabilities (accounts payable and accrued expenses) as part of the transaction. The net assets which were the subject of that transaction have been removed from the consolidated balance sheet as of December 31, 1997. Such assets had a net book value (net of assumed liabilities) of approximately $14,965,060.

     During the year ended December 31, 1996, the Company recorded a charge of $7,621,000 (net of a deferred income tax benefit of $698,000), representing the estimated loss on the disposal of the business segment. The Company's waste management services segment incurred a net loss of approximately $405,000 during the period from January 1, 1997 until May 29, 1997, the date of closing on the sale, which was in excess of the amounts previously accrued. The majority of this loss was created by additional charges related to automobile liability insurance claims and medical claims which were not included in the accruals established at December 31, 1996.

     Operating results and the estimated loss on disposal of the Company's waste management services segment for the year ended December 31, 1997 are as follows (in thousands of dollars):


                                                                             1997
                                                                         -----------
    Revenues                                                             $     9,489
    Cost of revenues                                                           7,697
                                                                         -----------
              Gross profit                                                     1,792
    Selling, general, and administrative expenses, including
      allocated amounts                                                        2,209
                                                                         -----------
              Operating loss                                                    (417)
    Interest expense, net                                                       (136)
                                                                         -----------
              Loss before income taxes                                          (553)
    Income tax benefit                                                           148
                                                                         -----------
              Net loss from operations of waste management
                services segment                                         $      (405)
                                                                         -----------
                                                                         -----------

                                                                   (Continued)

     Operating results of the Company's oilfield services segment for the year ended December 31, 1997 are as follows (in thousands of dollars):

                                                                             1997
                                                                         -----------
    Revenues                                                             $       231
    Cost of revenues                                                             168
                                                                         -----------
              Gross profit                                                        63
    Selling, general, and administrative expenses, including
      allocated amounts                                                           63
                                                                         -----------
              Net loss from operations of oilfield
                services segment                                         $         -
                                                                         -----------
                                                                         -----------


     Upon completion of the sale of the waste management services segment, the $8,000,000 of USF common stock was sold resulting in a gain of $556,000 which is reflected in other income in continuing operations in the 1997 statement of operations. Proceeds from this sale were used to pay off existing long-term debt and current liabilities, and the remaining proceeds were used to purchase investment grade fixed term securities. As of December 31, 1997, approximately $825,000 in investments were held in escrow until May 29, 1998 to satisfy any indemnification obligations of the Company to USF. As of May 29, 1998, approximately $500,000 were released from escrow. In an agreement dated September 25, 1998 with USF, an additional $55,000 were released from escrow, with all other funds being remitted to USF.

     As of May 29, 1998, approximately 20% of the earnout was achieved and 28,294 shares of USF stock was received for the first year of operations subsequent to closing the sale. The fair value of the 28,294 shares at June 30, 1998 was approximately $794,000, which was reported as a gain from discontinued operations during the period ended June 30, 1998. As of December 31, 1998, the fair value of the stock had declined to approximately $647,000 resulting in a recorded unrealized loss of approximately $147,000.

     In 1996, the Company engaged an investment banking and financial advisory firm in which a Class A director has an ownership and management interest to provide certain business consulting services to the Company, including analysis and negotiation of potential business combination transactions to which the Company might be a party. Under the terms of the engagement, the Company paid the investment banking firm retainer fees of $12,200 in 1997. Additionally, the Company paid such investment banking firm a total of approximately $220,000, plus out-of-pocket expenses, in conjunction with the transaction with USF and approximately $207,500, plus out-of-pocket expenses, in connection with USF's acquisition of an unrelated entity, which was completed on February 28, 1997. However, USF reimbursed the Company $250,000 for certain expenses, including amounts that were paid to the investment banking firm. In connection with the disposition of the Company's oilfield services segment, the Company paid the investment banking firm approximately $150,000, plus out-of-pocket expenses. The Company believes that the terms of its arrangement with the investment banking firm are consistent with industry standards for similar services.

                                                                   (Continued)

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

(3)  SALE OF GIBRALTAR

     Effective December 31, 1994, pursuant to a definitive agreement (the "Stock Purchase Agreement"), the Company completed the sale of all of the outstanding shares of common stock of Gibraltar to American Ecology Corporation ("AEC"). The Company received cash of $5,500,000 from AEC and a note payable to the Company in the amount of $550,000 to be held in escrow as a source of payment of claims, if any, for which the Company indemnifies AEC under the Stock Purchase Agreement (note 14).

     The change in the reserve for loss on the sale of Gibraltar for the years ended December 31, 1998 and 1997, is summarized as follows (in thousands of dollars):


     Balance at December 31, 1996, included in accrued expenses                  $      404
     Allocation of additional reserves to cover Gibraltar indemnity
       obligations                                                                      190
     1997 expenditures related to Gibraltar indemnity obligations                      (331)
                                                                                 -----------
     Balance at December 31, 1997, included in accrued expenses                         263
     1998 expenditures related to Gibraltar indemnity obligations                      (104)
                                                                                  ----------
     Balance of December 31, 1998, included in accrued expenses                   $     159
                                                                                  ----------
                                                                                  ----------

                                                                   (Continued)

(4)  PREVIOUS ASSET ACQUISITION

     In 1995, the Company acquired certain assets of a group of three affiliated companies, including Romero Bros. Oil Exchange, Inc., Environmental Petroleum Products Co./EPPCO, and Environmental Insight, Inc. The principals of the acquired companies had the right to earn shares in the Company based on the profitability of the acquired companies. This right was suspended due to the sale of the waste management services segment. In order to settle this obligation and to offer the principals of the acquired companies an incentive to remain with the business to maximize the Company's earnout provision with USF, the Company paid the principals of the acquired companies approximately $115,000 in June 1998. This payment had not been accrued and was recorded as a loss from discontinued operations. In addition, the principals of the acquired companies are to receive a percentage of the Company's earnout with USF. Approximately $72,500 was paid to the principals of the acquired companies during the third quarter of 1998 resulting from the earnout with USF that was achieved as of May 29, 1998 for the first year of operations subsequent to closing the sale of the waste management services segment. This payment has also been reported as a loss from discontinued segments.

(5)  INVESTMENT SECURITIES

     The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for investment securities by major security type and class of security at December 31, 1998 and 1997, were as follows:


                                                                  GROSS              GROSS
                                                                UNREALIZED         UNREALIZED
                                              AMORTIZED          HOLDING            HOLDING             FAIR
                                                COST              GAINS              LOSSES             VALUE
                                          ------------------ -----------------  ----------------- -----------------
             At December 31, 1998
             --------------------
       U.S. Treasury securities           $            720                 20                  -               740
       Corporate debt securities                     3,500                 67                  -             3,567
                                          ------------------ -----------------  ----------------- -----------------
                                                     4,220                 87                  -             4,307

       U.S. Filter common stock                        794                  -               (147)              647
                                          ------------------ -----------------  ----------------- -----------------
                                          $          5,014                 87               (147)            4,954
                                          ------------------ -----------------  ----------------- -----------------
                                          ------------------ -----------------  ----------------- -----------------


                                                                  GROSS              GROSS
                                                                UNREALIZED         UNREALIZED
                                              AMORTIZED          HOLDING            HOLDING             FAIR
                                                COST              GAINS              LOSSES             VALUE
                                          ------------------ -----------------  ----------------- -----------------
             At December 31, 1997
             --------------------
       U.S. Treasury securities           $            900                 13                  -               913
       Corporate debt securities                     3,551                 33                 (2)            3,582
                                          ------------------ -----------------  ----------------- -----------------

                                          $          4,451                 46                 (2)            4,495
                                          ------------------ -----------------  ----------------- -----------------
                                          ------------------ -----------------  ----------------- -----------------

                                                                   (Continued)

     The carrying amount of debt securities at December 31, 1998, by contractual maturity are as follows: 1999 - $648,629; 2000 - $1,343,371; 2001 - $1,800,992; 2002 - $0; and 2003 - $514,017.

(6)  PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment consisted of the following at December 31, 1998 and 1997 (in thousands of dollars):

                                                                            1998                1997
                                                                       ---------------     --------------
       Land                                                            $           65                 65
       Buildings and improvements                                                 253                253
       Machinery and equipment                                                     32                 32
       Furniture, fixtures, and other                                              41                 43
                                                                       ---------------     --------------
                                                                                  391                393
       Less:  Accumulated depreciation                                            203                182
                                                                       ---------------     --------------
       Net property, plant, and equipment                              $          188                211
                                                                       ---------------     --------------
                                                                       ---------------     --------------


     Depreciation expense totaled $23,000 and $485,000 for the years ended December 31, 1998 and 1997, respectively.

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

(8)  ACCRUED EXPENSES

     Accrued expenses consisted of the following at December 31, 1998 and 1997 (in thousands of dollars):


                                                                           1998               1997
                                                                      ---------------     -------------
      Accrued insurance claims payable                                $          206               526
      Accrued  expenses  for  estimated  legal costs  relating to
         Gibraltar (notes 3 and 14)                                              159               263
      Other                                                                       48               252
                                                                      ---------------     -------------

                                                                      $          413             1,041
                                                                      ---------------     -------------
                                                                      ---------------     -------------

                                                                   (Continued)

(9)  INCOME TAXES

     Income taxes for the years ended December 31, 1998 and 1997, consisted of the following (in thousands of dollars):

                                                                       1998               1997
                                                                  ---------------     -------------
     Deferred Federal income tax benefit from discontinued
       operations                                                 $            -               (148)
                                                                  ---------------     -------------
                                                                  ---------------     -------------


     Income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to income (loss) before income taxes as a result of the following (in thousands of dollars):


                                                                        1998                1997
                                                                  ----------------    --------------
     Computed "expected" tax expense (benefit)                    $            84               763
     Change in the beginning-of-the-year balance of the
       valuation allowance for deferred tax assets                            139              (911)
     Other, net                                                              (223)               -
                                                                  ----------------    ---------------

          Total income tax benefit                                $             -              (148)
                                                                  ----------------    ---------------
                                                                  ----------------    ---------------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997, are presented below (in thousands of dollars):


                                                                         1998                1997
                                                                    ---------------     ----------------
    Deferred tax assets:

       Net operating loss carryforwards                             $        2,687                2,144
       Property, plant and equipment - basis differences and
           depreciation                                                        127                   89
       Accrued expenses, provisions for book not yet
           deductible for tax                                                    -                  468
       Capital loss carryforward                                                 6                  194
       Alternative minimum tax credit carryforward                             586                  134
       US Filter contingent gain recognized for tax purposes                 1,090                1,360
       Other                                                                    32                   -
                                                                    ---------------     ----------------
                       Total gross deferred tax assets                       4,528                4,389
                       Less valuation allowance                             (4,528)              (4,389)
                                                                    ---------------     ----------------
                       Net deferred tax assets                      $           -                     -
                                                                    ---------------     ----------------
                                                                    ---------------     ----------------
    Deferred tax liabilities:

       Property, plant, and equipment - depreciation and basis
           differences                                              $           -                     -
       Other                                                                    -                     -
                                                                    ---------------     ----------------
                       Total gross deferred tax liability                       -                     -
                                                                    ---------------     ----------------

                       Net deferred tax liability                   $           -                     -
                                                                    ---------------     ----------------
                                                                    ---------------     ----------------

                                                                   (Continued)

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 1998, will be included as an income tax benefit in the consolidated statement of operations in future periods.

     At December 31, 1998, the Company has net operating loss carryforwards for federal income tax purposes of approximately $7,900,000. Such amounts are available to offset future Federal taxable income, if any, through 2018 and expire in the following years: 2009 - approximately $1,600,000; 2010 - approximately $1,200,000; 2011 - approximately
     $2,900,000; 2012 -approximately $1,600,000; and 2018 - approximately
     $600,000.

(10) LEASES

     The Company leased certain equipment and facilities used in its operations, the majority of which were assumed by USF and Dawson at closing of the respective transactions. Total rentals approximated $20,000 and $303,000 for the years ended December 31, 1998 and 1997, respectively.

(11) EMPLOYEE BENEFIT PLANS

     RESTATED STOCK COMPENSATION PLAN

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

     The following table summarizes activity under the Company's Restated Stock Compensation Plan for the year ended December 31, 1997:


                                                                           NUMBER OF            AVERAGE
                                                                            OPTIONS              PRICE
                                                                        ---------------     ---------------
         Balance at December 31, 1996                                         567,673               2.3408
           Granted                                                                 -                    -
           Forfeited                                                         (567,673)              2.3408
                                                                        ---------------     ---------------
         Balance at December 31, 1997 and 1998                                     -                    -
                                                                        ---------------     ---------------
                                                                        ---------------     ---------------

                                                                   (Continued)

     1995 EMPLOYEE RESTRICTED STOCK PLAN

     In January 1995, the Board of Directors adopted the 1995 Employee Restricted Stock Plan (the "Restricted Plan"). The Restricted Plan was approved by the shareholders in June 1995, at which time 420,000 shares of Class A common stock available for issuance under the Restricted Plan were issued to certain executive officers and senior managers of the Company pursuant to the terms of the Restricted Plan. The original shares granted under the Restricted Plan were to vest 20% per year beginning in January 1995 with provisions for earlier vesting based on increases in the Company's stock price. As a result of the Company selling its operating assets during 1997, certain shares under the plan were forfeited. As of December 31, 1998, four former employees are still covered by the plan. The total number of shares remaining under the plan is 168,000, with future vesting being dependent on the performance of the hydrocarbon business that was sold to USF in May 1997. Should the business perform as expected, during the two years following its sale, the four former employees will receive shares of Company stock in accordance with the Restricted Plan.

     1996 NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

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

     MOBLEY EMPLOYEES' PROFIT SHARING PLAN

     The Company had a contributory profit sharing plan for the benefit of substantially all employees. Contributions to the plan were made at the discretion of the Compensation Committee of the Board of Directors and approximated $8,000 for the year ended December 31, 1997. Subsequent to the sale of the Company's operating assets during 1997, the plan was terminated.

                                                                   (Continued)

     MOBLEY ENVIRONMENTAL SERVICES, INC. EMPLOYEES' BENEFIT TRUST

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

(12) STOCKHOLDERS' EQUITY

     The Company is authorized to issue up to 2,000,000 shares of preferred stock (par value $.01), and the Board of Directors has the authority to fix the rights, preferences, privileges, limitations, and restrictions of such stock. No preferred stock has been issued as of December 31, 1998.

     Each share of the Company's Class A and Class B common stock is entitled to one vote per share and ten votes per share, respectively. Each share of Class B common stock is convertible into one share of Class A common stock at any time at the option of the stockholder, and certain restrictions may exist upon the transfer of Class B common shares.

(13) EARNINGS PER SHARE

     The following data shows the weighted average number of shares used in computing basic and diluted income (loss) per share.


                                                        1998            1997
                                                    -------------    ------------
     Weighted  average  number of common shares
        used in basic EPS                           $   8,835,293       8,835,293
     Effect of dilutive securities
        1995 Employee Restricted Stock Plan               168,000         168,000
     Weighted average number of common shares
        and dilutive potential common stock
        used in EPS assuming dilution                   9,003,293       9,003,293

(14) COMMITMENTS AND CONTINGENCIES

     LETTERS OF CREDIT

     At December 31, 1998 and 1997, letters of credit totaling approximately $442,566 and $1,012,000, respectively, had been provided by the Company to its insurance carrier in connection with its workers' compensation, general liability, and auto liability insurance policies.

                                                                   (Continued)

     REGULATORY ENFORCEMENT ACTIONS

     In November 1993, the State of Texas filed a lawsuit against Gibraltar stemming from an enforcement action by the TNRCC alleging certain regulatory violations. The lawsuit was subsequently amended to include certain notices of violation issued by the TNRCC and allegations of noncompliance associated with certain regulatory orders. In July 1994, this litigation was tentatively settled through mediation and an Agreed Final Judgment was subsequently entered in December 1994. Under the terms of the judgment, Gibraltar was obligated for $1,150,000 in assessed fines and attorneys fees. Of such amount, $450,000 was paid by the American Ecology Corporation ("AEC") and the Company was responsible for payment of the remaining $700,000. During 1996 and 1997, the Company paid all of its obligations.

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

     LITIGATION AND VARIOUS OTHER CLAIMS

     The Company continues to defend various claims resulting from the operations of its former subsidiary, Gibraltar (the sale of which is discussed in note 3). As of December 31, 1998, three such lawsuits were pending. During the Company's ownership of Gibraltar, Gibraltar engaged in the collection, transportation, analysis, treatment, management, and disposal of various types of hazardous wastes. In the actions pending against the Company and/or Gibraltar, the plaintiffs complain of a variety of acts by Gibraltar which allegedly occurred in the course of its operations, including improper air emissions, nuisance odors, contamination of water supplies, and repeated and continuing violations of environmental laws. In the various pending actions, plaintiffs assert similar theories as the alleged basis for recovery, including negligence, nuisance, trespass, fraudulent concealment, assault and battery, and international infliction of emotional distress. Likewise, such plaintiffs seek similar types of damages, including loss of property value and compensatory and punitive damages for personal injury and property damage for nuisance odors, physical discomfort and impairment, interference with use and enjoyment of property, medical expenses, mental anguish, and loss of earning capacity. An additional claimant seeks permanent closure of the facility and civil penalties as the remedy for alleged violations by Gibraltar of environmental protection statutes and endangerment to public health and the environment.

     These matters raise difficult and complex factual and legal issues, including but not limited to, the nature and amount of the Company's liability, if any. Although the Company is a defendant in some litigation, in other matters the Company's potential liability arises from material contractual indemnifications given by the Company to the purchaser of Gibraltar. In particular, in connection with the sale of Gibraltar, the Company made extensive representations and warranties regarding Gibraltar. The Company is required to idemnify AEC for all losses resulting from breaches of representations and warranties and pending or future claims or proceedings resulting from circumstances existing prior to closing. The terms of the stock purchase agreement between AEC and the Company provided that such indemnification obligations would extend through June 30, 1996 (or in the case of tax, environmental and ERISA claims, through June 30, 1998). However, the

                                                                   (Continued)

     Company and AEC executed a Tolling Agreement dated July 30, 1997, pursuant to which the statute of limitations period for certain potential claims by either party against the other was tolled from July 30, 1997 through July 30, 2000. These indemnifications may include the potential liability of former customers of Gibraltar, a significant number of which have also become defendants in litigation involving Gibraltar's operations. The failure of Gibraltar to prevail in these matters could result in significant liabilities to the Company.

     The Company has been notified by its insurance carrier that it disputes the Company's interpretation of its pollution liability insurance coverage and policy limitations applicable to the foregoing claims. While the Company is vigorously pursuing a favorable resolution of this dispute, it is unable to determine the likelihood of an unfavorable outcome at this time.

     The Company, based on consultation with its legal counsel, believes that it is probable that the Company will continue to incur certain costs associated with the foregoing matters and accordingly, in connection with the divestiture of Gibraltar in 1994, established an accrual for estimated out-of-pocket expenses related to the ongoing administrative management of such matters (notes 3 and 8). However, the Company is currently unable to reasonably estimate its potential exposure for defending such matters, any indemnity obligations resulting therefrom, and any corresponding insurance reimbursement. As noted above, the litigation matters to which the Company is a party raise several difficult and complex factual and legal issues. More specifically: (i) while certain of the plaintiffs exhibit apparent physical injury and a variety of health problems, the requisite causal connection of Gibraltar's facilities or operations has not been established; (ii) certain of the cases involve literally hundreds of plaintiffs whose physical condition and medical history have not yet begun to be investigated; (iii) although the Company has historically experienced some degree of success in certain jury trials, there is inherent uncertainty associated with jury trials in such cases such as these which tend to have a strong emotional appeal; (iv) the extent of pollution liability insurance coverage available to the Company for potential indemnity exposure and defense costs is currently in dispute;
     (v) the Company's potential liability relating to defense cost claims of approximately 50 of Gibraltar's former customers who have also been named in the litigation (and who are represented by over 20 different law firms) is currently not determinable; and (vi) the indemnifications given to AEC in connection with the Gibraltar sale are comprehensive and subject to broad interpretation. Accordingly, the Company has not made an accrual for losses, if any, which might result from these legal matters as such amounts or a range of amounts are not currently reasonably estimatable. The Company's future financial condition, results of operations, and liquidity could be materially adversely affected as the nature and scope of the Company's ultimate liability arising from Gibraltar's operations and sale become better defined.

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

                                                                   (Continued)

(15) SUPPLEMENTAL CASH FLOW INFORMATION


                                                            1998              1997
                                                        --------------    -------------
     Interest paid, net of amounts capitalized          $           -              151


(16) YEAR 2000 COMPLIANCE

     The Company has made an assessment of the potential risk associated with the Year 2000 issue. The Company has had no operations subsequent to the sale of its operating assets as previously discussed. The risk related to internal systems is minimal due to the limited accounting functions that are currently required. The Company does rely upon third parties such as its investment advisors and custodians. There can be no assurance that these third parties will be compliant but do to the limited activity, these functions could be performed by the Company.

     The Company is not aware of any additional cost required to become Year 2000 compliant nor is it aware of any contingency plans that would require additional funding.