Form 10QSB
period 1999-03-31
MOBLEY ENVIRONMENTAL SERVICES INC
filed 1999-05-17
CIK 877356

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                              ------------------

                                  FORM 10-QSB

              /X/   Quarterly Report Pursuant to Section 13 or 15(d)
                         of the Securities Exchange Act of 1934
                      For the quarterly period ended March 31, 1999

                                       OR

              / /   Transition Report Pursuant to Section 13 or 15(d)
                         of the Securities Exchange Act of 1934
                      For the transition period from _____ to _____


                          Commission File Number 0-19497


                                ------------------


                       MOBLEY ENVIRONMENTAL SERVICES, INC.
      (Exact name of small business issuer as specified in its charter)


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


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90
days.  Yes   X     No
           ----       ----


     The number of shares outstanding of the registrant's common stock, as of May 1, 1999 was 4,259,650 shares of Class A Common Stock, $.01 par value and 4,575,643 shares of Class B Common Stock, $.01 par value.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

              MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                                      INDEX


Part I - FINANCIAL INFORMATION                                                                 Page
                                                                                               ----
Item 1.           Financial Statements (Unaudited)

                  - Consolidated Balance Sheets - March 31, 1999
                    and December 31, 1998                                                        2

                  - Consolidated Statements of Operations - Three
                    Months Ended March 31, 1999 and 1998                                         3

                  - Consolidated Statement of Stockholders' Equity -
                    Three Months Ended March 31, 1999                                            4

                  - Consolidated Statements of Cash Flows - Three Months
                    Ended March 31, 1999 and 1998                                                5

                  - Notes to Consolidated Financial Statements                                  6-12

Item 2.           Management's Discussion and Analysis                                         13-14

Part II - OTHER INFORMATION

Item 1.           Legal Proceedings                                                             15

Item 2.           Changes in Securities                                                         15

Item 3.           Defaults Upon Senior Securities                                               15

Item 4.           Submission of Matters to a Vote of Security Holders                           15

Item 5.           Other Information                                                             15

Item 6.           Exhibits and Reports on Form 8-K                                              15

Signatures                                                                                      16

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       MOBLEY ENVIRONMENTAL SERVICES, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                    (dollars in thousands, except share data)


                                                                 MARCH 31,           DECEMBER 31,
                                                                   1999                  1998
                                                                (UNAUDITED)
                                                                ------------        ------------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                     $    527                 81
    Receivables                                                        142                155
    Prepaid expenses                                                    94                 94
                                                                  ---------          ---------
                  Total current assets                                 763                330

Property, plant and equipment, net                                     186                188
Investment securities available for sale                             4,734              4,954
Other assets, net                                                      335                359
                                                                  ---------          ---------

                                                                  $  6,018              5,831
                                                                  ---------          ---------
                                                                  ---------          ---------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                  $    133                 61
Accrued expenses                                                       591                413
                                                                  ---------          ---------
                  Total liabilities                                    724                474
                                                                  ---------          ---------

Stockholders' equity:
    Preferred stock; $.01 par value; 2,000,000 shares
       authorized; none issued                                           -                  -
    Common stock; $.01 par value:
       Class A; 15,000,000 shares authorized; 4,259,650
          shares issued and outstanding                                 43                 43
       Class B;  10,000,000 shares authorized; 4,660,350
          shares issued and 4,575,643 shares outstanding                47                 47
    Additional paid-in capital                                      25,159             25,159
    Accumulated deficit                                            (20,020)           (19,845)
    Accumulated other comprehensive income (loss)                       73                (39)
    Treasury stock; 84,707 shares of Class B common
       stock, at cost                                                   (8)                (8)
                                                                  ---------          ---------
                  Total stockholders' equity                         5,294              5,357

Commitments and contingencies
                                                                  ---------          ---------
                                                                  $  6,018              5,831
                                                                  ---------          ---------
                                                                  ---------          ---------

                                                                   (Continued)

See accompanying notes to consolidated financial statements.

                       MOBLEY ENVIRONMENTAL SERVICES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                (dollars in thousands, except per share amounts)
                                   (unaudited)

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                 ----------------------------
                                                                    1999            1998
                                                                 --------         -------
Revenues                                                         $    -               -
Cost of revenues                                                      -               -
                                                                 --------         -------
                  Gross profit                                        -               -

General and administrative expenses                                 275             159
                                                                 --------         -------

                  Operating loss                                   (275)           (159)

Realized gain on sale of investment securities                       22               -
Interest income                                                      66              77
Other income, net                                                    12               5
                                                                 --------         -------

                  Net loss before income taxes                     (175)            (77)

Income taxes                                                          -               -
                                                                 --------         -------
                  Net loss                                         (175)            (77)

Comprehensive income (loss):
    Other comprehensive income - change in net
       unrealized gains on securities, net of tax of $58            112               -
                                                                 --------         -------
                  Comprehensive loss                              $ (63)            (77)
                                                                 --------         -------
                                                                 --------         -------

Net loss per share - basic and assuming dilution                  $(0.02)         (0.01)
                                                                 --------         -------
                                                                 --------         -------

                                                                     (Continued)

See accompanying notes to consolidated financial statements.

                       MOBLEY ENVIRONMENTAL SERVICES, INC.
                                AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity
                        Three Months Ended March 31, 1999
                             (dollars in thousands)
                                   (unaudited)

Preferred Stock - none issued                                 $       -
                                                              ---------
Class A Common Stock:
    Balance at December 31, 1998 and March 31, 1999                 43
                                                              ---------

Class B Common Stock:
    Balance at December 31, 1998 and March 31, 1999                 47
                                                              ---------

Additional Paid-In Capital:
    Balance at December 31, 1998 and March 31, 1999             25,159
                                                              ---------

Accumulated Deficit:
    Balance at December 31, 1998                               (19,845)
    Net loss                                                      (175)
                                                              ---------
                  Balance at March 31, 1999                    (20,020)
                                                              ---------

Accumulated other comprehensive income (loss):
    Balance at December 31, 1998                                   (39)
    Change in unrealized gain on investment securities             112
                                                              ---------
                  Balance at March 31, 1999                         73
                                                              ---------

Treasury Stock:
    Balance at December 31, 1998 and March 31, 1999                 (8)
                                                              ---------

                  Total stockholders' equity at March 31, 1999 $  5,294
                                                              ---------
                                                              ---------

                                                            (Continued)



See accompanying notes to consolidated financial statements.

                       MOBLEY ENVIRONMENTAL SERVICES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (unaudited)

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                         ----------------------------
                                                                            1999           1998
                                                                         --------       ---------
Cash flows from operating activities:
    Net loss                                                               $(175)            (77)
       Adjustments to reconcile net loss to net
          cash provided (used) by operating activities:
             Depreciation                                                      2               6
             Deferred compensation costs under restricted
               stock agreements                                                -              24
             Gain on sale of investment securities                           (22)              -
             Changes in certain operating assets and liabilities:
               Receivables                                                    13               4
               Prepaid expenses and other                                     24              35
               Accounts payable                                               72             (24)
               Accrued expenses                                              120              (7)
                                                                         --------       ---------
                  Net cash provided (used) by operating
                     activities                                               34             (39)
                                                                         --------       ---------

Cash flows from investing activities - net proceeds from
    sale of investment securities                                            412              56
                                                                         --------       ---------

Net increase in cash and cash equivalents                                    446              17

Cash and cash equivalents at beginning of period                              81             353
                                                                         --------       ---------

Cash and cash equivalents at end of period                                 $ 527             370
                                                                         --------       ---------
                                                                         --------       ---------

                                                                     (Continued)

See accompanying notes to consolidated financial statements.

              MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (unaudited)




(1)      BASIS OF PRESENTATION

         The accompanying financial statements present the consolidated accounts of Mobley Environmental Services, Inc. (the "Company") and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, of a normal and recurring nature and necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 1999, and the consolidated results of operations and cash flows for the periods presented herein. Interim results are not necessarily indicative of results for a full year. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto presented in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in accordance with generally accepted accounting principles. Actual results could differ from those estimates.

(2)      ASSET SALES AND DISCONTINUED OPERATIONS

         During 1996, in light of the Company's severely weakened financial condition and, in particular, concerns about its liquidity, the Board of Directors reviewed the challenges facing the Company and discussed in general terms the alternatives available to address them. As part of these deliberations, management and the Company's financial advisors reviewed in detail with the Board of Directors their efforts with third parties to attract possible investments in, or strategic alliances with, the Company. Since such efforts did not yield access to funds on terms acceptable to the Company, the Board of Directors determined that the divestiture of its operations was in the best interest of the Company and its shareholders. These circumstances required the Company to re-evaluate the basis used to assess the carrying values of assets. Subsequently, on January 20, 1997, and May 29, 1997, the Company sold substantially all of its operating assets in two separate transactions. The Company's two business segments, waste management services and oilfield services, were accounted for as discontinued operations. The transactions and their impact on the Company's consolidated financial statements are described in the following paragraphs.

         SALE OF OILFIELD SERVICES ASSETS AND DISCONTINUANCE OF BUSINESS SEGMENT. On January 20, 1997, the Company sold substantially all of the assets related to its oilfield services business to Dawson Production Services, Inc. ("Dawson"). As a result of that transaction, the Company received approximately $4,917,000 and a subordinated note in the amount of $500,000, due in January 2002, in exchange for such assets. The note was paid in full during the fourth quarter of 1998.

         SALE OF WASTE MANAGEMENT SERVICES ASSETS AND DISCONTINUANCE OF BUSINESS SEGMENT. On May 29, 1997, the Company sold substantially all of the assets related to its waste management services activities to United States Filter Corporation ("USF"). As a result of that transaction, the Company

              MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (unaudited)


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

         In 1995, the Company acquired certain assets of a group of three affiliated companies, including Romero Brothers Oil Exchange, Inc., Environmental Petroleum Products Co./EPPCO, and Environmental Insight, Inc. The principals of the acquired companies had the right to earn shares in the Company based on the profitability of the acquired companies. This right was suspended due to the sale of the waste management services segment. In order to settle this obligation and to offer the principals of the acquired companies an incentive to remain with the business to maximize the Company's earnout provision with USF, the Company paid the principals of the acquired companies approximately $115,000 in June 1998. In addition, the principals of the acquired companies are to receive a percentage of the Company's earnout with US Filter. Approximately $72,500 was paid to the principals of the acquired companies during the third quarter of 1998 resulting from the earnout with US Filter that was achieved as of May 29, 1998 for the first year of operations subsequent to closing the sale of the waste management services segment.

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

              MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (unaudited)



(3)    INVESTMENT SECURITIES

       The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for investment securities by major security type and class of security at March 31, 1999 and December 31, 1998, were as follows:

                                                            GROSS              GROSS
                                                          UNREALIZED         UNREALIZED
                                        AMORTIZED          HOLDING            HOLDING             FAIR
                                          COST              GAINS              LOSSES             VALUE
                                        ---------         ----------         -----------         -------
             AT MARCH 31, 1999

       U.S. Treasury securities         $    720                 14                  -               734
       Corporate debt securities           3,250                 37                  -             3,287
                                        ---------         ----------         -----------         -------
                                           3,970                 51                  -             4,021

       U.S. Filter common stock              654                 59                  -               713
                                        ---------         ----------         -----------         -------

                                        $  4,624                110                  -             4,734
                                        ---------         ----------         -----------         -------
                                        ---------         ----------         -----------         -------


                                                            GROSS              GROSS
                                                          UNREALIZED         UNREALIZED
                                        AMORTIZED          HOLDING            HOLDING             FAIR
                                          COST              GAINS              LOSSES             VALUE
                                        ---------         ----------         -----------         -------
             AT DECEMBER 31, 1998

       U.S. Treasury securities         $    720                 20                  -               740
       Corporate debt securities           3,500                 67                  -             3,567
                                        ---------         ----------         -----------         -------
                                           4,220                 87                  -             4,307

       U.S. Filter common stock              794                  -               (147)              647
                                        ---------         ----------         -----------         -------
                                        $  5,014                 87               (147)            4,954
                                        ---------         ----------         -----------         -------
                                        ---------         ----------         -----------         -------

 (4)     ACCRUED EXPENSES

         At March 31, 1999 accrued expenses were comprised of the following (in thousands of dollars):


       $  357   Accrued insurance claims payable
          126   Accrued expenses for estimated legal costs relating to Gibraltar (note 7)
          108   Other
       ------
       $  591
       ------
       ------

              MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (unaudited)


(5)      EARNINGS PER COMMON SHARE

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

         The following data shows the weighted average number of shares used in computing basic and diluted net loss per share:


                                                                                 Three Months Ended
                                                                                       March 31,
                                                                              ----------------------------
                                                                                1999               1998
                                                                              ---------          ---------
              Weighted average number of common shares
                 used in basic EPS                                            8,835,293          8,835,293

              Effect of dilutive securities
                 1995 Employee Restricted Stock Plan                            168,000            168,000
                                                                              ---------          ---------

              Weighted average number of common shares
                 and dilutive potential common stock used
                 in EPS assuming dilution                                     9,003,293          9,003,293
                                                                              ---------          ---------
                                                                              ---------          ---------


(6)      COMPREHENSIVE INCOME

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

(7)      COMMITMENTS AND CONTINGENCIES

         LETTERS OF CREDIT. At March 31, 1999, letters of credit totaling approximately $442,566 had been provided by the Company to its insurance carrier in connection with its workers' compensation, general liability, and auto liability insurance policies.

              MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (unaudited)


         LITIGATION AND VARIOUS OTHER CLAIMS. The Company continues to defend various claims resulting from the operations of its former subsidiary, Gibraltar, which was sold effective December 31, 1994. As of March 31, 1999, three such lawsuits were pending. During the Company's ownership of Gibraltar, Gibraltar engaged in the collection, transportation, analysis, treatment, management, and disposal of various types of hazardous wastes. In the actions pending against the Company and/or Gibraltar, the plaintiffs complain of a variety of acts by Gibraltar which allegedly occurred in the course of its operations, including improper air emissions, nuisance odors, contamination of water supplies, and repeated and continuing violations of environmental laws. In the various pending actions, plaintiffs assert similar theories as the alleged basis for recovery, including negligence, nuisance, trespass, fraudulent concealment, assault and battery, and intentional infliction of emotional distress. Likewise, such plaintiffs seek similar types of damages, including loss of property value and compensatory and punitive damages for personal injury and property damage for nuisance odors, physical discomfort and impairment, interference with use and enjoyment of property, medical expenses, mental anguish, and loss of earning capacity. An additional claimant seeks permanent closure of the facility and civil penalties as the remedy for alleged violations by Gibraltar of environmental protection statutes and endangerment to public health and the environment.

         These matters raise difficult and complex factual and legal issues, including but not limited to, the nature and amount of the Company's liability, if any. Although the Company is a defendant in some litigation, in other matters the Company's potential liability arises from material contractual indemnifications given by the Company to the purchaser of Gibraltar. In particular, in connection with the sale of Gibraltar, the Company made extensive representations and warranties regarding Gibraltar. The Company is required to indemnify the American Ecology Corporation ("AEC") for all losses resulting from breaches of representations and warranties and pending or future claims or proceedings resulting from circumstances existing prior to closing. The terms of the stock purchase agreement between AEC and the Company provided that such indemnification obligations would extend through June 30, 1996 (or in the case of tax, environmental and ERISA claims, through June 30, 1998). However, the Company and AEC executed a Tolling Agreement dated July 30, 1997, pursuant to which the statute of limitations period for certain potential claims by either party against the other was tolled from July 30, 1997 through July 30, 2000. These indemnifications may include the potential liability of former customers of Gibraltar, a significant number of which have also become defendants in litigation involving Gibraltar's operations. The failure of Gibraltar to prevail in these matters could result in significant liabilities to the Company.

              MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (unaudited)


         The Company has been notified by its insurance carrier that it disputes the Company's interpretation of its pollution liability insurance coverage and policy limitations applicable to the foregoing claims. While the Company is vigorously pursuing a favorable resolution of this dispute, it is unable to determine the likelihood of an unfavorable outcome at this time.

         The Company, based on consultation with its legal counsel, believes that it is probable that the Company will continue to incur certain costs associated with the foregoing matters and accordingly, in connection with the divestiture of Gibraltar in 1994, established an accrual for estimated out-of-pocket expenses related to the ongoing administrative management of such matters. However, the Company is currently unable to reasonably estimate its potential exposure for defending such matters, any indemnity obligations resulting therefrom, and any corresponding insurance reimbursement. As noted above, the litigation matters to which the Company is a party raise several difficult and complex factual and legal issues. More specifically: (i) while certain of the plaintiffs exhibit apparent physical injury and a variety of health problems, the requisite causal connection to Gibraltar's facilities or operations has not been established; (ii) certain of the cases involve literally hundreds of plaintiffs whose physical condition and medical history have not yet begun to be investigated; (iii) although the Company has historically experienced some degree of success in certain jury trials, there is inherent uncertainty associated with jury trials in cases such as these which tend to have a strong emotional appeal; (iv) the extent of pollution liability insurance coverage available to the Company for potential indemnity exposure and defense costs is currently in dispute; (v) the Company's potential liability relating to defense cost claims of approximately 50 of Gibraltar's former customers who have also been named in the litigation (and who are represented by over 20 different law firms) is currently not determinable; and (vi) the indemnifications given to AEC in connection with the Gibraltar sale are comprehensive and subject to broad interpretation. Accordingly, the Company has not made an accrual for losses, if any, which might result from these legal matters as such amounts or a range of amounts are not currently reasonably estimable. The Company's future financial condition, results of operations, and liquidity could be materially adversely affected as the nature and scope of the Company's ultimate liability arising from Gibraltar's operations and sale become better defined.

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

              MOBLEY ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (unaudited)


(8)      YEAR 2000 COMPLIANCE

         The Company has made an assessment of the potential risk associated with the Year 2000 issue. The Company has had no operations subsequent to the sale of its operating assets as previously discussed. The risk related to internal systems is minimal due to the limited accounting functions that are currently required. The Company does rely upon third parties such as its investment advisers and custodians. There can be no assurance that these third parties will be compliant but due to the limited activity, these functions could be performed by the Company.

         The Company is not aware of any additional cost to become Year 2000 compliant nor is it aware of any contingency plans that would require additional funding.

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

         The following discussion is designed to assist in the understanding of the Company's financial condition as of March 31, 1999, as well as the Company's operating results for the three-month period ended March 31, 1999. The Notes to Consolidated Financial Statements contain additional information that should be read in conjunction with this discussion.

ASSET SALES AND DISCONTINUED OPERATIONS

         On January 20, 1997 and May 29, 1997, the Company completed transactions pursuant to which it sold substantially all of its operating assets in two separate transactions (see Note 2 of Notes to Consolidated Financial Statements). The transactions and their impact on the consolidated financial statements are described in the following paragraphs.

         SALE OF OILFIELD SERVICES ASSETS AND DISCONTINUANCE OF BUSINESS SEGMENT. On January 20, 1997, the Company sold substantially all of the assets related to its oilfield services business to Dawson Production Services, Inc. ("Dawson"). As a result of that transaction, the Company received approximately $4,917,000 and a subordinated note in the amount of $500,000 due in January 2002 in exchange for such assets. The note was paid in full during the fourth quarter of 1998.

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

         In 1995, the Company acquired certain assets of a group of three affiliated companies, including Romero Brothers Oil Exchange, Inc., Environmental Petroleum Products Co./EPPCO, and Environmental Insight, Inc. The principals of the acquired companies had the right to earn shares in the Company based on the profitability of the acquired companies. This right was suspended due to the sale of the waste management services segment. In order to settle this obligation and to offer the principals of the acquired companies an incentive to remain with the business to maximize the Company's earnout provision with USF, the Company paid the principals of the acquired companies approximately $115,000 in June 1998. In addition, the principals of the acquired companies are to receive a percentage of the Company's earnout with US Filter. Approximately $72,500 was paid to the principals of the acquired companies during the third quarter of 1998 resulting from the earnout with US Filter that was achieved as of May 29, 1998 for the first year of operations subsequent to closing the sale of the waste management services segment.

RESULTS OF OPERATIONS

    General and administrative expenses amounted to $275,000 and $159,000 for the three months ended March 31, 1999 and 1998, respectively. These costs represent the ongoing administrative costs of the Company after disposing all of its operating assets. The increase in general and administrative expenses in 1999 was created primarily by additional unexpected charges related to insurance claims and settlement of retro premiums which were not previously accrued. During the three months ended March 31, 1999, the Company realized gains on the sale of investment securities of approximately $22,000. There were no sales during the three months ended March 31, 1998.

CAPITAL RESOURCES AND LIQUIDITY

         All of the $8.0 million in U.S. Filter common stock received at the time of the closing of the sale of its waste management services assets has been sold. Cash from the USF stock sale, along with the proceeds from the sale of the oilfield services assets, resulted in net proceeds totaling approximately $8.2 million after repayment of the outstanding bank indebtedness and transaction expenses. Such net proceeds were used to fund the current liabilities retained by the Company following the sales, with the remaining surplus cash deployed in investment securities. General and administrative expenses incurred for the three month period ended March 31, 1999 were $275,000, which includes approximately $180,000 in insurance claims and settlement of retro premiums which had not previously been accrued. The Company anticipates that ongoing general and administrative expenses will be approximately $540,000 annually, exclusive of any litigation costs, and expects earnings from investments to partially offset such costs. The amounts described herein are approximate and based on the Company's current estimates. Furthermore, there can be no assurance that such amounts will actually be realized.

         In addition to the aforementioned proceeds, under the terms of the asset purchase agreement with U.S. Filter, the Company may receive up to $4.0 million in USF common stock during the two-year period following the sale of the waste management services segment based on the performance of the hydrocarbon recycling business. As of May 29, 1998, approximately 20% of the earnout was achieved and 28,294 shares of U.S. Filter stock was received for the first year of operations subsequent to closing the sale.

         Because of its indemnification obligations related to the sale of Gibraltar, as well as potential indemnity obligations with respect to the asset sales to USF and Dawson, and in light of the ongoing litigation (described in the Company's Annual Report on Form 10-KSB for the year ended December 31,
1998), the Company, based on consultation with legal counsel, does not currently anticipate making a distribution to its stockholders in the foreseeable future. As circumstances change or additional information with respect to the extent of the Company's potential indemnity obligations becomes available, the Board of Directors will continue to evaluate various uses of the Company's funds. The Company has no plans to conduct any kind of operating business at any time in the future.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The cause of action styled DANIELS V. GIBRALTAR CHEMICAL RESOURCES, INC. has been set for trial in February 2000. There have been no other material developments in the legal proceedings described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

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

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Exhibit
Number         Description
-------        -----------
27             Financial Data Schedule (submitted only in electronic format)


REPORTS ON FORM 8-K

      None.

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MOBLEY ENVIRONMENTAL SERVICES, INC.
                              (Registrant)

                              /s/ John Mobley
                              ------------------------------------------------
                              John Mobley
                              Chairman of the Board, President,  and
                              Chief Financial Officer


Date:  May 14, 1999